Form 10-K
period 2002-12-31
MONY HOLDINGS LLC
filed 2003-05-16
CIK 1176372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number: 333-96595

MONY HOLDINGS, LLC

(Exact name of Registrant as specified in its charter)

Delaware	13-3976138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1740 Broadway

New York, New York 10019

(212) 708-2000

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐    No  ☒

The aggregate market value of the membership interests of Registrant held by non-affiliates as of May 9, 2003 was $0, because all outstanding membership interests are owned by Registrant’s parent, The MONY Group Inc.

The Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

None.

*	Item prepared in accordance with General Instruction I(2) of Form 10-K
**	Item omitted in accordance with General Instruction I(2) of Form 10-K

FORWARD-LOOKING STATEMENTS

The Company’s management has made in this Report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company’s operations, economic performance, prospects and financial condition. Forward-looking statements include, among other things, discussions concerning the Company’s potential exposure to market risks, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as “believes,” “estimates,” “intends,” “anticipates,” “expects,” “projects,” “should,” “probably,” “risk,” “target,” “goals,” “objectives,” or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements as set forth in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this Report and in the Company’s other public filings, press releases, oral presentations and discussions and the following: venture capital gains or losses could differ significantly from the Company’s assumptions because of further significant changes in equity values; fees from assets under management could be significantly higher or lower than the Company has assumed if there are further major movements in the equity markets; the value of the Company’s overall investment portfolio could fluctuate significantly as a result of major changes in the equity and debt markets generally; actual death claims experience could differ significantly from the Company’s mortality assumptions; the Company could have to accelerate amortization of deferred policy acquisition costs if market conditions continue to deteriorate; the Company may not achieve anticipated levels of operational efficiency and cost-saving initiatives; the Company may have as-yet unascertained tax liabilities; sales of variable products, mutual funds and equity securities could differ materially from assumptions because of further unexpected developments in the equity markets and changes in demand for such products; major changes in interest rates could affect the Company’s earnings; the Company could have liability from as-yet unknown or unquantified litigation and claims; pending or known litigation or claims could result in larger settlements or judgments than the Company anticipates; the Company may have higher operating expenses than anticipated; changes in law or regulation, including tax laws, could materially affect the demand for the Company’s products and the Company’s net income after tax; the Company could be subjected to further downgrades by rating agencies of the Company’s senior debt ratings and the claims-paying and financial-strength ratings of its insurance subsidiaries; and the Company may not achieve the assumed economic benefits of consolidating acquired enterprises. The Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

STATUTORY FINANCIAL INFORMATION

Dividends from MONY Life are the principal source of cash inflow which will enable us to meet our obligations under the notes. See “Business — Overview”, “Business Summary of the Notes” and “Business — Source of Payment” for further information. The ability of MONY Life to declare and pay us a dividend is governed by the Insurance Law of the State of New York. The Insurance Law of the State of New York permits a stock life insurance company to pay dividends each calendar year, without the prior approval of the superintendent of the insurance department, in an amount equal to the lesser of ten percent of its policyholders’ surplus as of the end of the preceding calendar year or the company’s net gain from operations for the preceding calendar year (not including realized capital gains), as determined in accordance with Statutory Accounting Practices prescribed or permitted by the Insurance Department of the State of New York. The law also provides that, if the company desires to distribute dividends to its shareholders in excess of the amount described in the preceding sentence, it may make such distribution only upon giving notice of its intention to declare such dividend, and the amount thereof, to the New York Superintendent no less than thirty days in advance of such distribution. The New York Superintendent may disapprove such distribution by giving written notice to such company within thirty days after such filing if he finds that the financial condition of the company does not warrant such distribution.

Accordingly, to assist investors in evaluating MONY Life’s ability to pay dividends to us, we have presented herein:

(i) audited statutory financial statements of MONY Life as of and for the years ended December 31, 2002 and 2001,

(ii) management’s discussion and analysis of the statutory financial condition and results of operations of MONY Life as of and for the year ended December 31, 2002, as compared to the corresponding amounts in the prior year.

In addition, pursuant to the indenture, as defined in Part I — Business — Overview, dividends to us from MONY Life are required to be allocated between the Ongoing Businesses and the Closed Block Business (as defined herein). The amount of the dividend attributable to the Closed Block Business is required to be deposited in the Debt Service Coverage Account — Closed Block Business. As described in the indenture, the amount of the dividend deposited in the Debt Service Coverage Account — Closed Block Business generally is not available for dividend to the MONY Group until all our obligations to pay principal, interest and other amounts on the notes issued under the indenture are fully extinguished. Under limited circumstances, if the fair value of the assets in the Debt Service Coverage Account exceeds amounts set forth in the indenture, such excess can become available for dividend to the MONY Group. The amount of such dividend attributable to the Ongoing Businesses will generally be available to us to pay dividends to the MONY Group. Accordingly, where applicable, financial information presented herein has been segregated between amounts attributable to the Ongoing Businesses and to the Closed Block Business to assist prospective investors in evaluating the relative contributions to MONY Life’s dividend from the Ongoing Businesses and the Closed Block Business, respectively.

PART I

Item 1.    Business.

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K.

Overview

We were formed as a downstream, wholly-owned, holding company of The MONY Group Inc. (“MONY Group”) on February 27, 2002 for the purpose of issuing debt tied to the performance of the Closed Block Business (as defined below) within MONY Life Insurance Company (“MONY Life”), a wholly-owned and principal operating subsidiary of MONY Group. On April 30, 2002, concurrent with the commencement of our operations, we, in a structured financing tied to the performance of the Closed Block Business within MONY Life, issued $300 million of our Series A Floating Rate Insured Notes due 2017 (the “Original Notes”) in a private placement and MONY Group, pursuant to the terms of the structured financing, transferred all of its ownership interest in MONY Life to us. The Original Notes and the Exchange Notes (described below) are senior, secured indebtedness and are governed by an indenture, dated as of April 30, 2002 (the “Indenture”), among us, Ambac Assurance Corporation (“Ambac”), MONY Group (solely for the limited purposes set forth therein), and Bank One Trust Company, N.A., as Trustee (the “Trustee”). Our ability to meet our obligations under the Original Notes and the Exchange Notes is dependent upon the results of the Closed Block Business and the ability of MONY Life to dividend sufficient funds to us.

Under an exchange and registration rights agreement we entered into in connection with the issuance of the Original Notes (the “Registration Rights Agreement”), we agreed to:

•	file an exchange offer registration statement (the “Exchange Offer Registration Statement”) with the Securities and Exchange Commission within 90 days of the date of issuance of the Original Notes to allow holders of the Original Notes to exchange their Original Notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended (the “Securities Act”) as evidence of the same underlying indebtedness;

•	use our reasonable best efforts to cause the Exchange Offer Registration Statement to become effective under the Securities Act within 180 days of the date of issuance of the Original Notes;

•	use our reasonable best efforts to consummate the exchange offer 45 business days after the effective date of the Exchange Offer Registration Statement and to hold the exchange offer open for at least 30 days; and

•	in specified circumstances, file a shelf registration statement no later than 30 days after the obligation to file arises.

In the event we did not comply with our obligations under the Registration Rights Agreement, we agreed to pay liquidated damages in the form of additional interest to holders of the Original Notes until such time that such obligations were complied with. These liquidated damages are not covered by the Insurance Policy that guarantees timely payment of principal and interest on the Original Notes and the Exchange Notes.

As required under the Registration Rights Agreement, we filed the Exchange Offer Registration Statement on Form S-4 with the Securities and Exchange Commission, prior to the expiration of the 90 day period, relating to the issuance of our Series B Floating Rate Insured Notes due 2017 (the “Exchange Notes”), which constitute new notes substantially identical to the Original Notes and which evidence the same underlying indebtedness as the Original Notes. The Exchange Offer Registration Statement was not, however, declared effective by the Securities and Exchange Commission within the 180 day period. Accordingly, we were required to pay, and did pay, certain liquidated damages to the holders of the Original Notes through December 31, 2002 aggregating $0.1 million as required under the Registration Rights Agreement until the Exchange Offer Registration Statement was declared effective on February 14, 2003.

Following the effectiveness of the Exchange Offer Registration Statement, we conducted an exchange offer (the “Exchange Offer”) in accordance with the provisions of the Registration Rights Agreement pursuant to which we offered the Exchange Notes for the outstanding Original Notes. At the closing of the Exchange Offer, which occurred on March 26, 2003, the holders exchanged in the aggregate $145 million principal amount of the Original Notes for $145 million aggregate principal amount of newly issued Exchange

Notes. The Exchange Notes were issued under and are entitled to the benefits of the Indenture. The Original Notes, together with the Exchange Notes, are hereinafter referred to as the “Notes”.

We may issue additional series of notes until December 31, 2004, up to an aggregate principal amount of $150 million, subject to the satisfaction of conditions for each additional issuance required by the Indenture. We do not currently expect to issue any such additional notes.

Other than acting as a holding company of MONY Life and servicing the Notes in accordance with the Indenture, we have no operations and engage in no other activities.

Summary of the Notes

The Notes will mature on January 21, 2017. Pursuant to the terms of the Indenture, annual scheduled amortization payments will begin on January 21, 2008. The Notes accrue interest at an annual rate equal to three-month London InterBank Offered Rate plus 0.55%. Interest on the Notes is payable quarterly in arrears on each January 21, April 21, July 21 and October 21. Concurrent with the issuance of the Notes, we entered into an interest rate swap contract, which locked in a fixed rate of interest on this indebtedness at 6.44%. Including debt issuance costs of $7.4 million and the cost of the insurance policy (75 basis points per annum), which guarantees the scheduled principal and interest payments on the old notes, and payments due from us to the swap counterparty under the interest rate swap, the total effective cost of the indebtedness is 7.36%.

The Notes are and will at all times be senior, secured indebtedness of ours. Recourse in respect of the Notes is limited to the collateral as described below under “Security Interest”, except in the limited circumstances described below for Deficiency Claims.

In connection with the issuance of the Notes, MONY Life’s and our assets and liabilities have been allocated between the “Ongoing Businesses” and the “Closed Block Business” of each of MONY Life and us pursuant to the terms of the Indenture. Below is a brief summary of MONY Life’s “closed block” and of certain of MONY Life’s and our assets and liabilities which have been allocated to the Closed Block Business and the Ongoing Businesses.

Closed Block

Prior to its demutualization in 1998, MONY Life (formerly known as The Mutual Life Insurance Company of New York (“Mutual of New York”)) issued participating individual life insurance policies. Under these participating individual life insurance policies, policyholders are eligible to receive policyholder dividends as declared by the board of directors of MONY Life.

Under the New York Demutualization statute, a plan of reorganization of a mutual insurer must provide for the reasonable dividend expectations of owners of participating individual life insurance policies on which the company expects to pay experience-based dividends by the creation of a regulatory mechanism known as a “Closed Block.” The plan of reorganization (the “Plan of Reorganization”) of Mutual of New York complied with this requirement.

The MONY Life closed block (the “Closed Block”) was established for the purpose of providing, over time, for the reasonable dividend expectations of the holders of the Closed Block policies by allocating to the Closed Block assets to be used exclusively for the payment of the Closed Block liabilities.

The Closed Block assets consist of those assets allocated to the Closed Block by MONY Life as of December 31, 1997, cash flows from those assets, assets resulting from the reinvestment of those cash flows, net cash flows from the Closed Block policies including due premiums on the Closed Block policies and payment on policy loans, assets resulting from the investment of those cash flows, and accrued interest on any of the above assets. MONY Life cannot use the Closed Block assets for any purpose other than the payment of benefits on Closed Block policies (including policy dividends), certain taxes and assessments, without the prior approval of the Superintendent of Insurance of the State of New York. The Closed Block assets are assets of MONY Life and are subject to the same liabilities and the same priority of claims as MONY Life’s general account assets in the event of MONY Life’s rehabilitation or liquidation. The Closed Block is one component of the Closed Block Business.

A further description of the Closed Block and the policies included in the Closed Block is set forth below under “The Closed Block”.

Closed Block Business

In addition to the Closed Block assets and Closed Block liabilities, which are within MONY Life and together comprise the statutory Closed Block, there are additional assets and liabilities held outside of the Closed Block that also support the policies included in the Closed Block. Those additional assets and liabilities consist of the following and, together with the Closed Block assets and Closed Block liabilities, constitute the Closed Block Business:

•	Within MONY Life: the Surplus and Related Assets (as described below), corresponding adjustments, such as deferred policy acquisition costs and deferred taxes in accordance with Generally Accepted Accounting Principles, any funds in the Additional Reserve Account (described below), and other assets and liabilities of MONY Life attributable to the Closed Block Business as specified in the Closed Block Memorandum”;

•	Within MONY Holdings: the outstanding principal amount of the Notes and related unamortized debt issuance costs, the insurance policies guaranteeing payment of principal and interest on the Notes and the interest rate swaps, the Debt Service Coverage Account — Subaccount Closed Block Business, obligations and rights under the insurance agreement entered into in connection with the issuance of the Notes, obligations and rights under the tax agreement entered into in connection with the issuance of the Notes and related to the Closed Block Business, the interest rate swaps relating to the Notes (described below under “Interest Rate Hedge”), and other incidental assets and liabilities of MONY Holdings attributable to the Closed Block Business.

Ongoing Businesses

All of our remaining assets and liabilities outside of those defined as part of the Closed Block Business, constitute the “Ongoing Businesses.

Surplus and Related Assets

The Surplus and Related Assets are those assets of MONY Life held outside the Closed Block to meet initial capital requirements related to the Closed Block Business within MONY Life as well as those assets that initially represent the difference between the assets of the Closed Block and the sum of liabilities of the Closed Block as designated by MONY Life on or prior to the initial date of issuance of the Original Notes. The Surplus and Related Assets were approximately $1.7 billion on a statutory book value basis as of December 31, 2002.

The Closed Block is designed so that the cash flows and assets from the Surplus and Related Assets should not be necessary to fund payments of Closed Block liabilities, including payment of dividends based on the experience of the Closed Block. MONY Life is not required to support the payment of dividends on Closed Block policies from its general funds, including the Surplus and Related Assets. However, MONY Life could choose to provide such support, subject to its fiduciary duties to shareholders and its obligations to non-Closed Block policyholders, but would do so only for competitive purposes. The Surplus and Related Assets are not further funded. The earnings on, and distribution of, the Surplus and Related Assets over time will be a source of payment of the principal, interest and other amounts with respect to the Notes. The use of Surplus and Related Assets or earnings on them to pay Closed Block liabilities would reduce funds available for payment of principal, interest and other amounts with respect to the Notes. Those payments, however, would constitute an event of default under the Notes. The Closed Block assets will not be available to pay principal, interest or other amounts with respect to the Notes.

The Surplus and Related Assets are required to conform to the investment policy set forth in the Indenture.

Debt Service Coverage Account and Additional Reserve Account

As long as we remain obligated under the Notes or have any outstanding obligations to Ambac, we are required to maintain an account controlled by the Trustee (the “Debt Service Coverage Account”) consisting of the following three subaccounts: Debt Service Coverage Account — Subaccount Ongoing Businesses, Debt Service Coverage Account — Subaccount Ongoing Businesses (Deposit), Debt Service Coverage Account — Subaccount Closed Block Business. The assets held in the subaccounts will not be commingled with our general assets or the assets of the Trustee. We will deposit funds in each of the subaccounts in accordance with the terms of the Indenture. Each of the three subaccounts includes all earnings on amounts contained in that subaccount. The Debt Service Coverage Account is pledged to the Trustee for the benefit of the holders of the Notes and Ambac and Ambac Financial Services pursuant to the terms of the Indenture.

Pursuant to the terms of the Indenture, we may be required to create an additional reserve account in connection with the Notes. If we determine that the value of the Closed Block assets expressed as a percentage of Closed Block liabilities has deviated by more than three percent from the ratios that we have projected or we determine that the collateral held in the Debt Service Coverage Account is less than the greater of 10 percent of the outstanding Notes or the aggregate amounts required by the Indenture for the next four scheduled dates for payments of principal and interest, then, subject to certain limitations set forth in the Indenture, we will require MONY Life to stop making quarterly administrative payments required under the Indenture (“Administrative Payments”) and instead hold such funds in a book entry account in the Closed Block Business (the “Additional Reserve Account”). Upon the discontinuance of the conditions mandating payments to the Additional Reserve Account, we will cause MONY Life to release the Additional Reserve Account and transfer the amounts held in it to the Ongoing Businesses within MONY Life.

Source of Payment

Without taking into account payments, if any, required to be made by Ambac under the financial guaranty insurance policy entered into in respect of the Notes, as more fully described below under “Bond Insurer,” the cash and cash flows available to pay principal, interest and other amounts on the Notes will be:

•	The earnings on and release of the Surplus and Related Assets (after Administrative Payments (as defined below) and payment of investment management fees relating to the management of assets in the Closed Block and the Surplus and Related Assets, which fees, with specified exceptions, will not exceed 35 basis points in any year based on the average market value of the assets of the Closed Block and the Surplus and Related Assets during that year). The assets of the Closed Block will not be available to pay any principal, interest and other amounts on the notes;

•	The earnings on and the principal of funds deposited in the Debt Service Coverage Account — Subaccount Closed Block Business consisting of:

•	the component of dividends paid by MONY Life to us attributable to MONY Life’s Closed Block Business, but not the component of dividends paid by MONY Life which is attributable to the Ongoing Businesses, which component will not be deposited in the Debt Service Coverage Account — Subaccount Ongoing Businesses or the Debt Service Coverage Account — Subaccount Ongoing Businesses (Deposit) and (like the assets of the Ongoing Businesses) will not be available to make payments on the notes,

•	any net tax payments payable to us by or on behalf of MONY Group pursuant to the tax agreement (entered into in connection with the issuance of the Notes) with respect to the Closed Block Business described herein, and

•	any net payments made to us by the counterparty to the interest rate swaps relating to the Notes or its credit support provider, if any,

in each case, net of any payments to be made from the Debt Service Coverage Account pursuant to the terms of the Indenture. The Debt Service Coverage Account — Subaccount Closed Block Business, like the Debt Service Coverage Account Subaccount — Ongoing Businesses and the Debt Service Coverage Account — Subaccount Ongoing Businesses (Deposit), will include all earnings on amounts contained in that subaccount. The assets in the Debt Service Coverage Account will be invested only pursuant to the investment policy set forth in the Indenture. The Debt Service Coverage Account will be pledged to the Trustee for the benefit of the holders of the Notes and Ambac and Ambac Financial Services as described below under “Security Interest”,

•	Any amounts (including investment income from those amounts) held in the Debt Service Coverage Account — Subaccount Ongoing Businesses consisting of, in addition to $60 million that was deposited on the date of issuance of the Original Notes, 20% of the gross proceeds of the issuance of any additional Notes on the date of issuance of each series of additional Notes, and any amounts (including investment income from those amounts) held in the Debt Service Coverage

Account — Subaccount Ongoing Businesses (Deposit).

In addition to the aforementioned cash flows and collateral, investors in the Notes have limited recourse to us in the event of any default under the Notes.

The amount of dividends attributable to the Closed Block Business is determined by applying the New York dividend regulation to the surplus and net gain from operations of MONY Life which is attributable to the Closed Block Business, subject to certain adjustments described in the indenture. All of these sources of cash flow are subject to restrictions and limitations further described in this Report and in the Indenture.

Bond Insurer

Ambac has issued a financial guaranty insurance policy guaranteeing the timely payment of scheduled principal and interest on the Notes (the “Insurance Policy”), excluding any redemption premium. However, under the Insurance Policy, Ambac will not guarantee the payment of any redemption premium, the early repayment of principal on the Notes as a result of acceleration or early redemption, taxes, payment of liquidated damages under the Registration Rights Agreement or shortfalls for withholding taxes. In addition, Ambac has issued a financial guaranty insurance policy guaranteeing certain of our obligations under the interest rate swaps relating to the Notes (the “Swap Policy”), excluding any termination payments. Ambac will have the discretion to accelerate the Notes if it makes payments under either policy.

Interest Rate Hedge

We have entered into interest rate swaps with Ambac Financial Services in order to hedge the anticipated interest rate risk under the Notes. The interest rate swaps have been allocated to our Closed Block Business outside of the Debt Service Coverage Account and outside the Closed Block. Net payments that we make under the interest rate swaps relating to the Notes, other than termination payments, are insured by Ambac under the Swap Policy.

Optional Redemption

We may, at our option, at any date for scheduled payment of principal and interest under the terms of the Notes (a “Scheduled Payment Date”), redeem all or a portion of the Notes for a redemption price payable in cash.

We will redeem the Notes for a redemption price of 103.5% of the outstanding principal amount of the Notes to be redeemed, if we were to redeem those Notes on or before April 21, 2003, declining ratably to 100% on April 21, 2012 and remaining constant at 100% thereafter, together with interest accrued to — but not including — the date of redemption.

In all cases, the redemption price of each Note or portion of Note to be redeemed will not be less than 100% of the outstanding principal amount to be redeemed.

Regulatory Redemption

We may also, at our option upon the occurrence of a regulatory event described below, redeem all or a portion of the Notes at any Scheduled Payment Date.

We will redeem the Notes at a redemption price equal to 100% of the outstanding principal amount of the Notes to be redeemed, together with interest accrued to — but not including — the date of redemption.

In all cases, the redemption price of each Note or portion of Note to be redeemed will not be less than 100% of the outstanding principal amount to be redeemed.

A regulatory event that would trigger our right to redeem the Notes as described above would be a change in New York law or regulation (other than with respect to taxes) that changes MONY Life’s ability to declare shareholder dividends without regulatory approval in a manner that materially adversely affects the cash and cash flows available to pay principal of, and interest on, the Notes, without taking into account payments under the Insurance Policy.

Partial Redemption

Whenever we redeem only a portion of the Notes, the amount to be redeemed will be allocated pro rata as determined by outstanding principal amount among all of the Notes outstanding.

Bond Insurer Redemption

So long as no Ambac default (as described below under “Control of Waivers and Remedies by Ambac”) has occurred and is continuing, Ambac will have the option to require us to redeem all of the Notes if:

•	a regulatory event occurs that would trigger our right to redeem the Notes as described above;

•	there is a change in New York law or regulation (other than with respect to taxes) that materially adversely affects the transferability of the collateral securing the Notes; or

•	there is a change of control as described in the Indenture.

If Ambac exercises its option under either of the first two circumstances above, we will redeem, not later than 120 days from the time we receive written notice from Ambac that it is exercising its option, the Notes using the same formulas for redemption prices that would be applicable in the case of a regulatory event triggering our right to redeem the Notes as described above.

If Ambac exercises its option under the third circumstance above, we will redeem, not later than 60 days from the time we receive written notice from Ambac that it is exercising its option, the Notes using the same formulas for redemption prices that would be applicable in the case of an optional redemption by us as described above.

In all cases, the redemption price of each Note or portion of Note to be redeemed will not be less than 100% of the outstanding principal amount to be redeemed.

Redemption upon the Sale of the Closed Block Business

Upon the sale of all or substantially all the assets of the Closed Block Business, we will be required to redeem all of the Notes.

We will redeem the Notes using the same formulas for redemption prices that would be applicable in the case of an optional redemption by us as described above.

In all cases, the redemption price of each Note or portion of Note to be redeemed will not be less than 100% of the outstanding principal amount to be redeemed.

Significant Covenants

We are subject to certain restrictive covenants pursuant to the terms of the Indenture, including:

•	requirements that we maintain our existence and own 100% of the shares of MONY Life free of liens;

•	limitations on other indebtedness except under specified conditions;

•	limitations governing transfers between the Closed Block Business and the Ongoing Businesses and pledges of assets of the Closed Block Business, except pursuant to specified exceptions;

•	a requirement that our business be limited to owning the equity of MONY Life, issuing the Notes and related activities;

•	a commitment to cause MONY Life to limit its business to issuing, marketing and selling products that are similar to those life insurance products that MONY Life was issuing, marketing and selling on April 30, 2002, and activities reasonably related or ancillary activities;

•	limitations on further investments by MONY Life in subsidiaries and on the total amount of premiums with respect to specified types of policies, deposits and similar amounts collected by MONY Life in respect of the Ongoing Businesses in any calendar year, in the event that MONY Life’s Total Adjusted Capital is below 200% of its Company Action Level Risk-Based Capital;

•	limitations on merger agreements by MONY Life that would reduce its financial strength ratings below specified levels;

•	limitations on any reinsurance arrangements by MONY Life based on their effect on MONY Life’s ratio of Total Adjusted Capital to its Company Action Level Risk-Based Capital;

•	limitations related to the investment management of the assets that are intended to secure (in one case) and fund (in another case) payments of principal, interest and other amounts on the Notes;

•	a commitment to cause MONY Life to seek to maintain a shareholder dividend policy that is sufficient to pay principal, interest and other amounts on the Notes;

•	a commitment to cause MONY Life not to seek regulatory approval for any action with adverse consequences for the cash flow available to pay principal of and interest on the Notes;

•	corporate separateness and other “bankruptcy-remoteness” covenants;

•	a commitment that, except as consented to by Ambac as long as no Ambac default is continuing, we shall not enter into agreements with our affiliates, or agreements with third parties that in the aggregate would be material, if those agreements do not contain the provision that those affiliates or third parties, in their respective capacities as counterparties under the agreements, will not seek to initiate bankruptcy or insolvency proceedings in respect of us; and

•	a commitment to reimburse, indemnify and hold harmless Ambac and the trustee from and against any costs from the exercise of remedies.

Security Interest

The Trustee, for the benefit of the holders of the Notes and Ambac and the swap counterparty, Ambac Financial Services, L.P. (“Ambac Financial Services”), an affiliate of Ambac, have a perfected security interest in the following collateral:

•	the Debt Service Coverage Account;

•	our rights to receive net payments from MONY Group under the tax agreement entered into in connection with the issuance of the Notes and relating to the Closed Block Business corresponding to any net tax benefits with respect to our Closed Block Business; and

•	the net amounts due to us under the interest rate swaps relating to the notes and related rights.

Collectively, these assets are referred to as the “collateral”. The Notes are our senior, secured indebtedness, but holders of the Notes have recourse only to the collateral except in the limited circumstances described below with respect to a Deficiency Claim.

Deficiency Claim

Any principal of and interest on the Notes that remains unpaid following transfer of the collateral to Ambac or to the holders of the Notes (depending on the circumstances) will continue to be full recourse, senior, unsecured indebtedness of ours, but only to the extent of the fair market value of the Closed Block Business. The fair market value will be determined by an appraisal jointly conducted by two nationally recognized investment banks respectively selected by MONY Group and by Ambac or, if an Ambac default has occurred and is continuing, by holders of not less than 50.1% in remaining principal amount of the Notes. The selected investment banks will jointly obtain the services of a nationally recognized actuarial appraisal firm in order to determine projected cash flows. If these selected investment banks cannot reach agreement within 60 days after they have been selected, they will designate as a third appraiser, within 30 days of their determination that they cannot agree, a nationally recognized investment bank, whose appraisal will be determinative.

Control of Waivers and Remedies by Ambac

So long as Ambac is not in default of its obligations to make any payment to holders of the Notes under the Insurance Policy and is not subject to insolvency or other delinquency proceedings (which we refer to as an Ambac default), Ambac will be entitled to exercise all rights and remedies with respect to the Notes under the Indenture, except as described in the Indenture. As a consequence, under these conditions, Ambac will be able to determine the outcome of all votes taken by holders of the Notes, including in respect of the exercise of waivers and remedies by holders of the Notes.

Modification of the Terms of the Notes

Clarifications and other specified amendments to the terms of the Indenture under which the Notes are issued and to the Notes themselves do not require the consent of holders of the Notes. These changes require the consent of Ambac or Ambac Financial Services, which generally may not unreasonably withhold its consent. Changes to specified material terms of the Notes and the Indenture will require the consent of Ambac and holders of the Notes, if holders of the Notes are affected. All other changes will require the consent of Ambac, but will not require the consent of holders of the Notes.

Events of Default and Foreclosure

So long as no Ambac default has occurred and is continuing, Ambac will control any election to accelerate the Notes and foreclose on the collateral. However, Ambac is not required to accelerate its own payments under the Insurance Policy if it elects to accelerate payment on the Notes from us. Ambac may direct the trustee to foreclose on the collateral if any of the following occurs, subject to any applicable grace periods:

•	Ambac makes any payment under the Insurance Policy or the Swap Policy;

•	MONY Life transfers any Surplus and Related Assets to the Closed Block other than a transfer to the Closed Block of funds previously transferred to the Surplus and Related Assets from the Ongoing Businesses within MONY Life in connection with the Closed Block tax sharing procedure;

•	Either we, MONY Group or MONY Life becomes subject to bankruptcy, insolvency, reorganization, liquidation, conservation, rehabilitation or other delinquency proceedings;

•	We fail to make any scheduled interest or principal payment or redemption price payment on the Notes or a payment under the interest rate swaps related to the Notes in full when due and the failure remains unremedied for three business days;

•	We fail to make deposits into the Debt Service Coverage Account — Subaccount Ongoing Businesses (Deposit) when required and the payment is not made within a specified period;

•	The security interest in the collateral ceases to be perfected (other than because of actions or omissions of Ambac);

•	MONY Group fails to make or cause to be made net payments to us pursuant to the tax agreement between MONY Group and us relating to the Closed Block Business and the failure remains unremedied for a specified period;

•	We fail to pay any insurance premium to Ambac when due and the failure remains unremedied for a specified period; or

•	Either we or MONY Group breaches any other covenant and the breach remains unremedied for specified periods.

Upon foreclosure, the proceeds from the liquidation of the collateral will be allocated pro rata, based upon the then outstanding principal amounts, to the holders of the Notes or to Ambac. Except in the limited circumstances described above with respect to a Deficiency Claim, holders of the Notes must look solely to Ambac for further payment on the Notes, and all claims by holders of the Notes against us will be extinguished.

Trigger Events with respect to the Notes

Upon (i) the occurrence of a downgrade of the senior debt rating of MONY Group to BB+ or below by Standard & Poor’s Rating Services or Ba2 or below by Moody’s Investors Service, Inc., or (ii) the occurrence of an event of default under the Indenture that is not waived by the holders of the Notes or Ambac, as the case may be, then either or both of the following may occur, at the option of Ambac, so long as no Ambac default has occurred and is continuing:

•	All future Insurance Policy premiums will become due and payable; and

•	Subject to the payment priorities described in the Indenture, all amounts in the Debt Service Coverage Account, other than an amount sufficient to pay certain estimated payments on the Notes as contemplated in the Indenture on the next scheduled payment date, may be applied to prepay, with no redemption premium, all or a portion of the principal of the Notes or to pay interest due on the Notes, in each case pro rata, each according to the amount of principal outstanding or interest due and payable at such time, as applicable.

Use of Proceeds

Upon the issuance of the Original Notes, we (i) deposited $60 million into the subaccount of the Debt Service Coverage Account — Subaccount Ongoing Businesses, (ii) used approximately $7.4 million to pay transaction expenses and (iii) distributed the remainder as a dividend to MONY Group to be used for general corporate purposes.

Listing

The Notes are not listed in any trading system or on any securities exchange.

Treatment of Closed Block Business and Ongoing Businesses

The Closed Block Business has its own “notional” balance sheet and income statement reflecting its own assets and liabilities and profits and losses, accounting for them as if it were a legally separate company. The allocation of assets and liabilities does not require the transfer by us, MONY Group, MONY Life or any of our or their respective subsidiaries or the Closed Block, of any specific assets or liabilities to a separate legal entity. However, the Closed Block Business and its related cash flows are separately identified in MONY Life’s and our operating systems.

The establishment of the Closed Block Business does not affect the cash flows of the Closed Block assets or the operation of the Closed Block as described in the Plan of Reorganization. Transfers of assets between the Ongoing Businesses (including those MONY Life assets used in the Ongoing Businesses) and the Closed Block Business will not be permitted other than as described below under “— Inter-Business Transfer and Allocation Policies Relating to the Ongoing Businesses and the Closed Block Business” and subject to certain covenants set forth in the Indenture.

Because the separation of the Ongoing Businesses and the Closed Block Business described above does not create actual separate legal entities, the claims of creditors relating to the Closed Block Business, except for claims of the holders of the Notes, or the Ongoing Businesses (including if there is a bankruptcy or insolvency or by levy of judicial, creditor or other liens) will be against MONY Life’s or our total assets. However, unless MONY Life or we are in bankruptcy, insolvency, rehabilitation or other delinquency proceedings, each will ensure that all liabilities of its Ongoing Businesses are satisfied out of assets of its Ongoing Businesses other than, in our case, the Debt Service Coverage Account — Subaccount Ongoing Businesses and the Debt Service Coverage Account — Subaccount Ongoing Businesses (Deposit). Neither the terms of the Closed Block nor the separation of the businesses, as described above, will affect the rights of Closed Block policyholders, non-Closed Block policyholders, nor any other creditors of MONY Life to have their claims satisfied out of MONY Life’s total assets.

The following table sets forth the assets and liabilities comprising the Closed Block Business on a consolidated basis in accordance with Generally Accepted Accounting Principles as of December 31, 2002 and indicates the legal entity in which such assets and liabilities are reported on a stand-alone basis.

	Assets	Liabilities
	($ in millions)
MONY Life:
Closed Block invested assets and cash and cash equivalents	$5,981.9	$—
Surplus and Related Assets	1,815.9	—
Deferred policy acquisition costs	430.5	—
Other assets	156.6	—
Closed Block liabilities	—	7,680.1
Other Liabilities	—	59.0

	8,384.9	7,739.1

MONY Holdings:
Notes		300.0
Debt Service Coverage Account — Subaccount Closed Block Business	9.4	—
Unamortized debt issuance and other related costs	7.6	—
Other assets	65.0	—
Other liabilities		34.2

	82.0	334.2

Closed Block Business	$8,466.9	$8,073.3

Inter-Business Transfer and Allocation Policies Relating to the Ongoing Businesses and the Closed Block Business (Excluding Taxation)

The transactions described below are permitted between the Closed Block Business and the Ongoing Businesses.

(a)	The Ongoing Businesses in MONY Holdings may lend to the Closed Block Business within MONY Holdings on a basis subordinated to the Notes. The Ongoing Businesses within MONY Life may not lend funds to the Closed Block Business within MONY Holdings.

(b)	Lending is permitted pursuant to any inter-business loans that may be established pursuant to the terms of the Indenture to reflect usage of the funds held in the Debt Service Coverage Account-Subaccount Ongoing Businesses and the Debt Service Coverage Account-Subaccount Ongoing Businesses (Deposit) as set forth in the Indenture.

(c)	MONY Life is permitted to make loans from the Surplus and Related Assets to the Ongoing Businesses of MONY Life for cash management purposes of MONY Life only.

(d)	Administrative payments from the Surplus and Related Assets to the Ongoing Businesses that are made to properly allocate dividends paid by MONY Life on its common stock in accordance with the Indenture and to facilitate the operation of the Additional Reserve Account.

(e)	Cash payments for investment management fees from the Closed Block Business, but not the Closed Block, that are paid from the Surplus and Related Assets to the Ongoing Businesses within MONY Life.

Tax Allocations/Tax Treatment

For financial reporting purposes, the Closed Block Business within each of MONY Holdings and MONY Life is treated as if it were a consolidated subsidiary under the consolidated federal income tax sharing agreement of MONY Group and its affiliates.

Policies with Respect to Inter-Business Transactions and Transfers Regarding Taxation

If the Closed Block Business has taxable income attributable to tax periods, or portions of periods, after the date of issuance of the Notes, it pays its share of federal income tax in cash to the Ongoing Businesses. If the Closed Block Business has losses or credits attributable to tax periods, or portions of periods, after the date of issuance of the Notes, including from the characterization of the Notes as debt for tax purposes, it receives its federal income tax benefit in cash from the Ongoing Businesses.

The Closed Block Business also pays or receive its appropriate share of tax and related interest resulting from adjustments attributable to the settlement or other resolution of tax controversies or the filing of amended tax returns to the extent that such amounts relate to controversies or amended returns arising with respect to the Closed Block Business and attributable to tax periods, or portions of periods, after the date of issuance of the Notes. However, to the extent that such tax is directly attributable to the characterization of the Notes as other than debt for tax purposes, the tax is borne solely by the Ongoing Businesses. If a change of law after the date of issuance of the Notes, including any change in the interpretation of any law, results in the recharacterization of all or part of the Notes as other than debt for tax purposes or a significant reduction in the income tax benefit associated with the interest expense on all or part of the Notes, the Ongoing Businesses continue to pay the forgone income tax benefit to the Closed Block Business within MONY Holdings for as long as we remain obligated on the Notes or any amounts are owed to Ambac as if such recharacterization or reduction of actual benefit has not occurred. The Ongoing Businesses will bear all tax liabilities not properly attributable to the Closed Block Business. Any settlement involving the Closed Block Business will be made in good faith and with due regard to the merits of the position taken by the Closed Block Business.

Charges for premium taxes, guaranty fund payments as well as state and local income taxes and franchise taxes are allocated between the Closed Block Business and the Ongoing Businesses in the manner in which they are allocated between the Closed Block and the remainder of MONY Life, in accordance with the Plan of Reorganization. For purposes of calculating the state and local income tax for the Closed Block Business within MONY Life, the actual MONY Life state and local income taxes paid will be used. For purposes of calculating the state and local income tax on the Closed Block Business in MONY Holdings (including the state and local income tax benefits related to the interest payable on the Notes) a fixed rate of 0% is used. For purposes of calculating the federal income tax for the Closed Block Business in MONY Holdings, the highest marginal tax rate applicable to corporations is used.

The Closed Block

Transition from the Traditional Participating Products Business of Mutual of New York to the Closed Block of MONY Life

As a mutual life insurance company, Mutual of New York issued most of its individual life insurance products on a “participating” basis, whereby policyholders are eligible to receive experience-based dividends. In its demutualization, Mutual of New York segregated the liabilities for most traditional individual in force participating products — together with assets that will be used exclusively for the payment of policyholder benefits and dividends, certain expenses and taxes with respect to the these policies — to form the Closed Block.

Mutual of New York also issued (and MONY Life and its subsidiaries continue to issue) interest-sensitive and variable life policies with non-guaranteed elements such as interest crediting rates. These policies do not pay experience-based dividends and are not in the Closed Block. In addition, Mutual of New York sold a relatively small group of participating products that MONY Life no longer sells. These policies are not part of the Closed Block, either. They include Individual Medical Care and Disability Income policies, Module Ordinary Life Policies, Group Fixed and Variable Annuity policies and Individual Variable Annuity policies.

MONY Life will continue to service policyholders with Closed Block policies through MONY Life agents and other distributors as well as centralized service centers. No new policies have been added to the Closed Block following Mutual of New York’s demutualization and we expect the in force business to decline over time as policyholder benefits are paid in full. We also expect that the proportion of MONY Life’s business represented by the Closed Block will decline as MONY Life’s other businesses grow. MONY Life intends to maintain the Closed Block as required by the Plan of Reorganization until all policyholder benefits are paid in full.

The following table sets forth in force data for MONY Life’s Closed Block since demutualization in November 1998.

As of	Number of Policies In Force	Face Amount	Reserve
December 31, 1998	849,419	$35,568,332,798	$6,584,961,421
December 31, 1999	790,745	$33,126,722,630	$6,644,656,233
December 31, 2000	739,812	$30,937,200,287	$6,703,309,623
December 31, 2001	696,557	$29,144,548,563	$6,751,237,080
December 31, 2002	657,547	$27,567,110,127	$6,792,564,192

Description of the Closed Block Policies

Policies in the Closed Block include traditional participating individual, joint and Last Survivor Whole Life insurance policies, individual term life insurance policies and individual retirement annuity contracts that are currently paying or are expected to pay policy dividends based on experience or that currently pay no dividends only because they are in extended term insurance status, along with all supplementary benefits and riders attached to these policies.

Approximately 96.8% of the Closed Block liabilities are associated with traditional participating individual single life products (including whole life, endowment, limited payment, insurance with modified premium or benefit patterns, fully paid-up and reduced paid-up insurance). The balance is made up of term, joint and Last Survivor Whole Life policies.

Mutual of New York’s traditional whole life insurance policies typically included the following features:

•	Premiums were fixed in advance at issue and may be payable for life or for a more limited period of time (such as for a certain number of years or to a certain age). The pattern of scheduled premiums may change over time-for example, premiums may be lower in the first 3 or 5 years of a policy. For most policies, the policy owner has the option of paying premiums annually, semi-annually, quarterly or monthly.

•	Premiums for life insurance policies in the Closed Block vary by the insured’s age when the policy was issued. They may also vary by sex, smoking habits, occupational or medical underwriting class, policy size, and other factors. In general, premium-rating structures have become more sophisticated over the years, with the introduction of distinct rates for smokers versus non-smokers and lower rates for policyholders who meet select underwriting criteria.

•	Most whole life policies in the Closed Block have level death benefits. However, there are some plans, such as certain policies on the lives of juveniles and certain policies offered in the business market, for which guaranteed death benefits may increase or decrease at specific policy durations.

•	Traditional whole life insurance policies develop guaranteed cash surrender values over time. The basis for computing these guaranteed cash values is described in the policy. Unlike most of today’s interest sensitive or variable life policies, these policies do not include explicit surrender charges assessed against their cash values if they are terminated before the death of the policyholder.

•	Most of Mutual of New York’s whole life insurance policies begin to provide policyholder dividends on the policy anniversary after the second policy year. These dividends are based on the emerging experience of the relevant class of policies.

•	Under most policies, dividends may be taken in cash, used to reduce a current premium payment, used to provide paid up additional insurance, left to accumulate interest or used to purchase one-year term insurance up to a specified amount.

•	Ordinary life policies generally contain loan provisions, which allow the policyholder to borrow against the accumulated cash values in the policy. Depending on the type of policy and when it was issued, policyholder loans may be charged a fixed interest rate or a variable interest rate. In some cases, the existence of a loan also affects the amount of a policy’s dividends.

•	Policies also contain “non forfeiture” options. The policyholder may surrender the policy for its cash value; may elect to use the cash value to provide reduced paid up life insurance; or, in most cases, may use the policy cash value to purchase term insurance as discussed below for the then-current death benefit of the policy (extended term insurance).

•	When the premium-paying period for a policy has ended, the policy becomes fully paid up by its terms.

•	If a policyholder fails to make scheduled premium payments in a timely manner, the policy lapses. If the policy does not contain any positive net cash value (after taking into account any policyholder loans) at the time of lapse the policy no longer has value and insurance coverage ceases. However, if the policy does have positive net cash value, then the contract typically provides that the policy enters extended term insurance status, where the policy’s cash value is used to purchase term insurance for the then-current death benefit. For certain policies issued on the lives of insured with certain medical, lifestyle or occupational conditions indicating an increased likelihood of early death, the contract may require that the policy’s cash value be used to purchase reduced paid-up life insurance instead of extended term insurance.

The owners of traditional whole life policies often have a right to purchase supplementary benefits or term insurance riders for an additional premium. The most common forms of supplementary benefits are waiver of premium, which provides that premiums on the policy will be waived if the insured becomes disabled before a certain age (typically, age 60 with a more limited benefit if disability occurs between ages 60 and 65) and various kinds of accidental death or dismemberment coverage that pay additional benefits if the insured dies accidentally or loses eyesight or limbs in an accident. Life insurers generally consider these benefits “non participating” in that incremental dividends are not usually paid to policyholders with these benefits. For most policy forms, gains or losses for supplementary benefits are considered in the calculation of the aggregate amount of dividends that can be paid to all participating life insurance policyholders.

Most traditional whole life insurance policies cover only one life. However, the Closed Block also contains a few remaining joint whole life policies, which pay a death benefit when the first of two insured dies, and 1,678 Last Survivor Whole Life policies, which pay a death benefit upon the death of the second of two insured lives. Mutual of New York also issued “family policies,” which provided whole life insurance coverage on the primary insured, and term insurance coverage on the spouse and the couple’s dependent children.

Endowment policies typically provide life insurance coverage until a certain age (such as 65 or 85). At that point, the policy matures for a guaranteed cash value equal to the policy’s original face amount. Income endowment policies were designed to mature at a specified age for a cash value that, when reinvested, would provide a certain amount of annuity income for the remainder of the insured’s life.

The following table shows the most common types of policies included in the Closed Block. These policy types represent 99.6% of the policies in the Closed Block, by amount of statutory base policy reserves.

Common Types of Policies in the Closed Block(1)

	In Force as of December 31, 1997			In Force as of December 31, 2002
Policy type	Number of Policies	Face Amount	Statutory Reserves	Number of Policies	Face Amount	Statutory Reserves
Limited Payment Life
Whole Life, premiums payable for 20 or 30 years	1,776	$19,572,395	$9,183,059	246	$3,273,908	$1,730,306
Yearly Renewable Term
Renewable every 5 years or annually to age 70, 80 or 100	1,828	108,079,890	568,401	1,102	63,866,989	437,161
Paid-Up Endowments
Includes reduced paid up and paid up by terms	1,950	6,216,034	5,824,281	1,464	5,837,169	5,823,737
Whole Life
Premiums and benefits to age 96 in the case of policies issued prior to 1948 and to age 100 for all others	517,666	25,008,046,674	3,105,682,527	378,857	17,829,900,848	3,463,273,027
Payroll Deduction Whole Life
Whole life sold in the payroll deduction Market	7,555	249,979,035	4,976,080	3,569	127,494,238	9,670,875
Consumer Price Index Whole Life
Whole life with provision to purchase annual increases in coverage relative to increases in the consumer price index	4,031	99,935,415	25,988,290	3,030	77,266,055	26,147,885
Endowments
Maturity periods include 20 and 30 years and ages 60, 65, 85 and 90	9,825	102,741,209	52,579,651	6,356	67,713,616	39,488,104
Life at 95
Whole life, premiums payable to age 95	30,561	377,134,535	115,843,736	23,540	284,925,275	108,769,595
3 Year Modified Premium Whole Life
Whole life with premium in the first three years about 85% of the ultimate premium	37,421	503,427,479	207,549,096	28,235	373,294,149	175,756,795
Life at 85
Whole life, premiums payable to age 85	27,176	662,479,508	272,650,278	17,693	457,627,564	224,362,811
Extended Term Insurance
Policies in force under the extended term non-forfeiture option	43,432	464,313,866	37,828,164	28,478	357,187,990	34,194,045
Family Plan
Whole life coverage on primary insured; term insurance coverage on spouse and children	7,183	50,779,828	25,291,454	5,449	33,818,302	21,142,897
Life at 65
Whole life, premiums payable to age 65	19,220	366,974,981	96,194,341	13,322	255,070,157	80,814,251

Common Types of Policies in the Closed Block(1)

	In Force as of December 31, 1997			In Force as of December 31, 2002
Policy type	Number of Policies	Face Amount	Statutory Reserves	Number of Policies	Face Amount	Statutory Reserves
Whole Life with Increasing Premiums
Whole life with premiums increasing annually for either 10 or 20 years	8,930	216,250,447	73,779,258	6,787	156,257,646	66,806,382
Junior Expander
Juvenile whole life with face amounts which increase annually until age 21	13,066	114,712,946	35,312,966	9,779	105,510,905	32,621,925
Juvenile Life and Endowment
Whole life and endowments issued to children from birth to age 9	2,310	3,271,665	2,063,449	1,910	2,502,282	1,641,342
Keyman Life
Whole life with decrease in guaranteed death benefit after 3 years; dividends used to purchase one year term and dividend additions to restore death Benefit	25,868	228,189,999	96,690,844	19,809	168,103,319	83,627,609
Life at 60
Whole life, premiums payable to age 60	129	457,579	290,485	31	122,079	78,918
Life at 80
Whole life, premiums payable to age 80	451	5,774,103	2,371,558	314	4,499,074	2,162,591
Life at 90
Whole life, premiums payable to age 90	17,815	2,387,964,149	244,335,700	12,903	1,597,102,808	271,795,701
4 Year Modified Life
Whole life with premium in the first four years about 90% of the ultimate premium	141	52,553,063	1,432,818	116	43,259,790	7,637,766
5 Year Modified Life
Whole life with premium in the first five years about 60% of the ultimate premium	3,454	24,718,770	17,188,768	2,368	16,710,824	12,548,665
Other Term
Includes straight-line decreasing term, mortgage protection, and level term to age 65	598	10,075,565	101,889	196	3,585,601	47,797
Paid-Up Life
Includes reduced paid up and paid up by terms and growth option riders	102,085	1,316,999,550	540,180,980	79,506	1,174,373,458	520,889,778
Preferred Risk Modified Life
Whole life issued to applicants which met higher underwriting standards. Premium in the first three years about 85% of the ultimate premium	13,213	100,998,832	78,481,715	8,381	63,125,614	52,237,526

Common Types of Policies in the Closed Block(1)

	In Force as of December 31, 1997			In Force as of December 31, 2002
Policy type	Number of Policies	Face Amount	Statutory Reserves	Number of Policies	Face Amount	Statutory Reserves
Retirement Endowments
Maturity periods include ages 55, 60, 62, 65 and 70	1,827	17,148,241	16,181,038	1,045	9,779,430	10,178,709
Last Survivor Whole Life
Second to die whole life policy	2,113	1,276,222,581	112,383,801	1,678	950,723,452	172,230,651

Total	901,624	$33,775,018,339	$5,180,954,627	656,164	$24,232,932,542	$5,426,116,849

(1)	Includes base policy face amounts and reserves only. Excludes: Waiver of Premium Reserves, Accidental Death Benefit Reserves, Disabled Lives Reserves, Deficiency Reserves, Excess Cash Value Reserves, dividend additions, and One-Year Term Insurance.

The following table shows the distribution of the life policies in the Closed Block by year of issue, as of December 31, 1997 and December 31, 2002.

Policies in the Closed Block(1)

By Year of Issue

	As of December 31, 1997			As of December 31, 2002
Issue Year	Number of Policies	Face Amount	Reserves	Number of Policies	Face Amount	Reserves
Prior to 1922	49	$92,500	$229,025	$0	$0	0
1922 to 1926	921	1,684,271	1,564,307	247	464,401	442,462
1927 to 1931	4,386	7,855,304	7,059,362	1,674	2,827,225	2,619,167
1932 to 1936	6,187	10,261,727	8,844,953	3,056	4,876,697	4,384,455
1937 to 1941	12,402	22,270,898	17,746,226	7,496	12,394,722	10,216,174
1942 to 1946	7,271	27,376,712	21,716,633	4,138	14,281,550	11,881,049
1947 to 1951	13,474	70,095,446	53,896,432	8,605	43,823,901	35,718,543
1952 to 1956	23,445	146,577,252	103,406,538	16,019	98,890,315	74,745,747
1957 to 1961	43,227	324,479,289	206,997,655	31,423	227,637,858	160,608,522
1962 to 1966	52,459	481,093,497	272,788,778	39,332	348,793,660	222,618,550
1967 to 1971	61,635	662,773,813	311,651,229	46,574	482,028,574	264,922,961
1972 to 1976	68,610	970,882,789	388,913,425	51,620	703,986,446	340,514,351
1977 to 1981	76,143	1,867,453,259	543,282,494	56,428	1,368,616,512	504,833,394
1982 to 1986	117,373	5,300,132,542	963,660,655	88,619	3,859,108,214	998,857,101
1987 to 1991	169,542	12,974,581,197	1,328,635,349	124,015	9,106,772,946	1,564,586,107
1992 to 1996	85,539	7,914,009,104	283,332,342	57,171	5,116,222,432	483,989,286
1997 to 2001	9,425	899,888,022	6,611,731	8,580	892,039,483	57,306,254
2002	—	—	—	41	940,079	6,534

Total	752,088	$31,681,507,622	$4,520,337,134	$545,038	$22,283,705,015	$4,738,250,657

(1)	Excludes all paid-up policies and riders, Last Survivor Whole Life, dividend additions and one year term insurance, and all reserves other than base policy/rider reserves and excess cash value reserves.

The distribution of attained ages for Closed Block policyholders with life policies in the Closed Block as of December 31, 2002 is shown in the following table:

Closed Block(1)

By Attained Age

As of December 31, 2002

Attained Age	Number of Policies	Face Amount	Reserves
0 through 4	117	$8,375,996	$68,481
5 through 9	2,491	166,927,077	2,557,370
10 through 14	8,334	415,584,496	10,540,832
15 through 19	13,482	518,850,277	23,255,974
20 through 24	15,616	510,142,056	33,270,034
25 through 29	15,598	524,413,389	37,415,212
30 through 34	20,574	890,625,877	65,137,581
35 through 39	29,162	1,634,255,985	141,937,662
40 through 44	43,413	2,736,224,195	310,121,913
45 through 49	56,108	3,403,639,708	509,294,123
50 through 54	67,955	3,441,827,081	679,653,738
55 through 59	64,063	2,795,955,449	702,005,902
60 through 64	55,528	1,924,317,401	608,093,137
65 through 69	46,251	1,330,789,072	521,527,043
70 through 74	41,051	969,618,841	463,959,777
75 through 79	32,689	590,962,987	335,685,707
80 through 84	21,213	308,367,779	206,200,365
85 through 89	8,532	94,218,122	71,045,429
90 through 94	2,756	17,274,832	15,216,147
95 through 100	105	1,334,395	1,264,230

Total	545,038	$22,283,705,015	$4,738,250,657

(1)	Excludes all paid-up policies and riders, Last Survivor Whole Life, dividend additions and one year term insurance, and all reserves other than base policy/rider reserves and excess cash value reserves.

The following table shows the geographic distribution of life policies:

Policies in the Closed Block(1)

By Geographic Distribution

As of December 31, 2002

State	Number of Policies	Face Amount
Alabama	9,569	$407,357,797
Alaska	3,442	198,378,652
Arkansas	2,856	99,684,963
Arizona	6,654	218,962,094
California	36,526	1,465,180,352
Colorado	6,807	204,369,751
Connecticut	5,467	238,731,915
District of Columbia	837	49,138,146
Delaware	1,701	56,781,369
Florida	24,839	975,600,079
Georgia	14,428	585,839,184
Hawaii	2,475	131,068,690
Idaho	9,120	457,648,978
Illinois	30,058	1,730,657,519
Indiana	10,287	343,210,665
Iowa	9,794	199,977,745
Kansas	6,572	248,834,575
Kentucky	8,114	362,820,788
Louisiana	9,651	386,986,985
Maine	3,457	102,269,711
Maryland	17,468	691,314,608
Massachusetts	11,854	468,192,355
Michigan	12,984	317,649,257
Minnesota	6,894	231,065,621
Mississippi	8,039	354,281,704
Missouri	7,482	242,173,029
Montana	4,060	107,830,896
Nebraska	2,107	46,856,422
Nevada	2,574	89,999,647
New Hampshire	2,971	84,960,100
New Jersey	17,030	837,531,173
New Mexico	4,008	209,347,052
New York	58,273	3,076,928,896
North Carolina	14,942	567,446,096
North Dakota	781	17,376,182
Ohio	25,506	719,246,395
Oklahoma	5,789	210,813,295
Oregon	8,049	425,689,600
Pennsylvania	35,950	1,259,625,573
Rhode Island	1,257	39,667,106
South Carolina	5,122	143,754,233
South Dakota	1,061	27,833,323
Tennessee	7,932	284,569,099
Texas	30,130	1,474,837,972
Utah	4,269	262,107,200
Vermont	3,053	95,714,457
Virginia	16,024	605,918,194
Washington	10,564	335,106,242
West Virginia	2,123	68,628,090
Wisconsin	9,764	277,633,896
Wyoming	1,063	32,447,349
Puerto Rico	761	68,665,626

Policies in the Closed Block(1)

By Geographic Distribution

As of December 31, 2002

State	Number of Policies	Face Amount
Guam	56	$2,186,542
Virgin Islands	129	14,273,457
Special Military	894	45,123,825
Canada	282	11,848,215
Other Foreign	1,139	71,562,330

Total	545,038	$22,283,705,015

(1)	Excludes all Paid-Up policies and riders, Last Survivor Whole Life, dividend additions and one year term insurance.

Other Closed Block Policies

The Closed Block also contains a small number of retirement annuities. These retirement annuities include 2,371 policies representing 0.3% of Closed Block reserves. These are deferred annuities, which require regular premiums, or deposits, from the insured. Dividends are generally either paid in cash or used to purchase additions. The accumulated cash value of the contract can be used to purchase an annuity benefit at rates guaranteed in the contract.

Mortality and Persistency Characteristics of Closed Block Policies

MONY Life typically conducts studies of mortality and persistency experience each year as part of the dividend determination process for participating policies. MONY Life primarily measures its mortality experience compared to industry mortality tables.

Mutual of New York used its own mortality experience to set the mortality rates for various categories of business included in the Closed Block. The Closed Block was funded using mortality assumptions based on the combined experience from five study years (policy years ending in 1992 through 1996).

MONY Life has used more recent experience in determining dividend scales subsequent to its demutualization in November of 1998. For example, changes to the mortality component of the 2002 dividend scale as described below in “Recent Policyholder Dividend History” reflect changes in mortality experience from the period underlying the initial funding to the combined experience of calendar years 1996-2000.

To put this experience in perspective, based on MONY Life’s traditional participating business in the Closed Block, the following table shows ratios of MONY Life death claims to the claims that would have been expected based on the 1975-80 Basic Tables for traditional-premium paying life policies issued on a standard or preferred (smoker or non-smoker) basis. The 1975-80 Basic Tables are mortality tables based on industry-wide experience and compiled by the Society of Actuaries, and are often used as a basis for monitoring mortality trends.

Year of experience(1)	2002	2001	2000	1999	1998	1997	1996
First 15 years	51%	62%	79%	59%	60%	59%	59%
After 15 years	62%	70%	65%	76%	71%	77%	76%
Total	59%	67%	70%	70%	66%	69%	68%

(1)	Consistent with industry practice, MONY Life’s mortality studies exclude the following categories of business: Joint and Last Survivor Whole Life policies, policies issued as a result of a term conversion or purchase option rider election, policies issued with a substandard rating, facultatively reinsured policies, and policies in force under reduced paid-up or extended term nonforfeiture options.

The following table shows historical lapse rates for MONY Life’s permanent Closed Block life insurance line of business. Lapse rates are given for policy durations 1-5, 6-10, 11-15 and in the ultimate period (durations 16 and later).

Historical Lapse Rates for MONY Life’s Permanent Closed Block Life Insurance Business(1)

Lapse Rates Based on Face Amount(2)

	Durations
Policy Year	1-5	6-10	11-15	Ultimate	Total
2000	7.42%	7.76%	6.35%	4.74%	6.41%
2001	6.46%	7.33%	5.61%	4.32%	5.62%
2002	5.21%	6.13%	5.44%	4.32%	5.09%

(1)	In 2000 MONY switched from analysis of lapse rates by duration measured between policy anniversaries in successive calendar years to analysis of lapse rates based on lapses occurring within a given calendar year. Years 2000, 2001 and 2002 are shown on the new basis.
(2)	The lapse rates in this table are based only on Closed Block life insurance business, but excluding the very small portion of Closed Block life insurance business that is from term (i.e., non-permanent) products. The lapse rates are based on face amounts from the base policy and permanent insurance riders. They exclude face amounts associated with dividend additions, dividend deposits and one-year term insurance.

The lapse assumption used in the Closed Block funding was based on the combined experience from two study years (policy years ending in 1995 and 1996). Although lapse assumptions are not a direct component in the calculation of the dividend payable to specific policies (as are interest, mortality, and expenses), lapse assumptions are an important element of the projection of in force business to assure that the ratio of assets to liabilities will remain consistent with the projections established in the initial funding of the Closed Block. MONY Life used lapse rates for 1999, 2000 and 2001 in the development of the 2003 dividend scale.

Lapse rates tend to vary by face amount of insurance, by policy type, and by policy duration. Generally, lapses are relatively high in the first several policy years and gradually decrease with increasing duration.

The following table shows historical MONY Life policy loan utilization rates for Closed Block policies for the period 1988 to 2002. Available Cash Value includes the cash value of the base policy, dividend additions, growth option rider and any dividend deposits. The decline in policy loan utilization rates in more recent years is primarily due to the increasing proportion of business with variable (rather than fixed) policy loan rates.

Policy Loan Utilization Rates for Closed Block Life Insurance Business(1)

At End of Year	Outstanding Loans	Available Cash Value(2)	Rate
1988	$1,316,681,000	$4,068,388,000	32.40%
1989	1,283,528,000	4,257,301,000	30.10
1990	1,251,925,000	4,609,135,000	27.20
1991	1,295,190,000	4,719,423,000	27.40
1992	1,227,818,000	4,902,544,000	25.00
1993	1,207,885,000	5,118,998,000	23.60
1994	1,183,870,000	5,330,650,000	22.20
1995	1,174,529,000	5,532,866,000	21.20
1996	1,183,490,000	5,748,315,000	20.60
1997	1,194,840,000	5,968,264,000	20.00
1998	1,208,164,000	6,174,341,000	19.60
1999	1,199,065,000	6,297,881,000	19.00
2000	1,183,772,000	6,398,187,000	18.50
2001	1,144,158,000	6,495,150,000	17.60
2002	1,118,930,000	6,575,815,000	17.00%

(1)	Outstanding Loans and Available Cash Values include Closed Block policies only.
(2)	Available Cash Value includes the cash value of the base policy, dividend additions, growth option rider and any dividend deposits.

Reserves

MONY Life establishes insurance reserves in accordance with Statutory Accounting Practices as described in Note 3 to the Financial Statements of MONY Life included in this Report.

Reinsurance

MONY Life utilizes a variety of indemnity reinsurance agreements with third-party reinsurers to control its loss exposure with respect to policies in the Closed Block. MONY Life’s retention limits were $1 million from October 1, 1972 through May 31, 1984, $3 million from June 1, 1984 through March 31, 1996, and $4 million ($6 million for last survivor whole life products) from April 1, 1996 to date.

As of December 31, 2002, liabilities ceded through MONY Life’s automatic and facultative reinsurance programs in the Closed Block are $15.1 million. In addition, MONY Life has entered into coinsurance agreements related to a portion of its extended term insurance and paid-up life insurance policies. As of December 31, 2002, liabilities ceded under these contracts were $73.8 million.

Policyholder Dividend Philosophy

Since the demutualization, MONY Life has operated with a dividend philosophy of paying policyholder dividends on the Closed Block policies as appropriate over time to reflect the underlying experience of the Closed Block. MONY Life also considers the objective of managing aggregate dividends so as to exhaust Closed Block assets when the last Closed Block policy terminates. The reason for this objective is to avoid an outcome where the relatively few last surviving owners of Closed Block policies receive dividends that are substantially higher or substantially lower than those previously received by other owners of Closed Block policies. Although the Closed Block is designed to provide for policyholders’ reasonable dividend expectations, no particular dividend scale is guaranteed.

The dividends to be distributed to holders of Closed Block policies are intended to reflect the actual experience of the Closed Block. In addition, MONY Life has covenanted to use reasonable efforts to ensure that cash flows from the Surplus and Related Assets will not be necessary to fund the cash flows required by the Closed Block liabilities, which include declared but unpaid policyholder dividends. Notwithstanding the foregoing, the board of directors of MONY Life retains the discretion to pay higher policyholder dividends than is supported by experience and to use Surplus and Related Assets to pay declared policyholder dividends. These payments may reduce the cash flows available to us for payment of the Notes. The payments, however, would constitute an event of default under the Notes.

MONY Life manages the dividend scales primarily through analysis of the ratio of assets to liabilities in the Closed Block and analysis of projected results of operations for the Closed Block. When the Closed Block was originally funded, assets were allocated to the Closed Block such that if the experience underlying the 1998 dividend scale continued, the assets would be sufficient to continue the 1998 dividend scale and pay all policy benefits until the expiration of the Closed Block. The level of assets in the Closed Block was initially substantially lower than the liabilities in the Closed Block because, among other reasons, commissions and maintenance expenses are not paid from the Closed Block and statutory reserve assumptions are conservative. As the Closed Block ages, the ratio of assets to liabilities in the Closed Block increases, so that, at the expiration of the Closed Block, the assets will equal the liabilities.

The planned progression of this ratio of assets to liabilities was determined at the time the Closed Block was established. This planned progression of ratio of assets to liabilities is referred to as the “glide path.” The glide path is used for managing dividend scales. If actual experience is more favorable than assumed in establishing the Closed Block, the ratio of assets to liabilities would be greater than the glide path predicted for that point in time. In this scenario, MONY Life would consider increasing the dividend scales to realign with the glide path. Likewise, if actual experience is less favorable than assumed in establishing the Closed Block, MONY Life would consider reducing the dividend scales to realign with the glide path.

Recent Policyholder Dividend History

On September 25, 2002, MONY Life’s board of directors decided to continue the 2002 dividend scale for 2003. On December 6, 2001, MONY Life’s board of directors reduced 2002 aggregate dividend amounts on Closed Block policies by approximately 10% from the prior year’s levels. Closed Block dividends for 2002 were approximately $23 million less than if the 2001 dividend scales had been maintained. This dividend reduction was primarily attributable to declines in the interest rate environment for fixed income assets. The dividend reduction also reflected moderate declines in persistency experience (meaning that the lapse rate had increased), offset by improvements in mortality experience that have emerged since the Closed Block was originally funded on December 31, 1997.

The recent dividend scale decisions were based on a comparison of the glide path to the ratio of assets to liabilities in the Closed Block. MONY Life believes that the recent dividend scale decisions have realigned projected experience with the experience underlying the glide path. The following chart compares the glide path established at the time of Mutual of New York’s demutalization to the actual results of the Closed Block from the time of demutalization.

Closed Block Experience

	December 31, 1998	December 31, 1999	December 31, 2000	December 31, 2001	December 31, 2002
	($ in millions)
Glide path(1)
Assets	$5,353.5	$5,564.3	$5,743.6	$5,895.8	$6,026.2
Liabilities	7,016.5	7,175.6	7,305.9	7,410.9	7,494.0

Deficit	1,663.0	1,611.3	1,562.3	1,515.1	1,467.8

Asset/Liability ratio	76.30%	77.54%	78.62%	79.56%	80.41%

Actual results(2)
Assets	$5,357.4	$5,500.8	$5,623.0	$5,741.1	$5,811.1

Closed Block Experience

	December 31, 1998	December 31, 1999	December 31, 2000	December 31, 2001	December 31, 2002
	($ in millions)
Glide path(1)
Liabilities	$6,998.6	$7,090.8	$7,157.1	$7,197.9	$7,240.4

Deficit	$1,641.2	$1,590.0	$1,534.1	$1,456.8	$1,429.3

Asset/Liability ratio	76.55%	77.58%	78.57%	79.76%	80.26%

(1)	As established at the date of demutualization.
(2)	Adjusted for items not included in original funding, such as modeling reserve differences, deficiency reserves, post demutualization valuation changes, policy loan interest due or accrued, and various other payables and receivables. Also adjusted for tax savings strategies that were not reflected in the original funding.

We have made several adjustments to the actual results in order to provide a comparison to the glide path results on a consistent basis. The glide path model did not anticipate the valuation changes that have occurred since demutualization. In 1999, MONY Life implemented a new reserve system that caused the Closed Block reserves to decrease by approximately $20 million. This reserve decline was due to the fact that the new reserve system calculates exact values, whereas the old reserve system calculates rounded values. Also, in 2001, MONY Life implemented a change in the calculation of reserves for a certain block of Closed Block policies that resulted in a decrease in reserves of approximately $11 million. Therefore, in order to compare actual results to the glide path on a consistent basis, the liabilities have been adjusted to remove the impact of these reserve changes. Furthermore, since the glide path model did not include deficiency reserves, these reserves have been excluded from the liabilities when comparing actual results to the glide path.

The glide path model assumes that policy loan interest is received on the policy anniversary and does not establish an asset for accrued policy loan interest. However, in practice, MONY Life establishes an accrual for policy loan interest. Therefore, in order to compare actual results to the glide path on a consistent basis, the accrued policy loan interest has been excluded from the assets. Likewise, since the glide path model did not project any interest-related gains and losses, the unamortized interest related gains and losses have been excluded from the assets when comparing actual results to the glide path. Furthermore, since the glide path model did not reflect the impact of Codified Statutory Accounting Practices, which decreased Closed Block assets in 2001 by $29 million, the assets have been adjusted to remove the impact of Codified Statutory Accounting Practices. In 2001, MONY Life implemented a tax savings strategy through a change in the tax reserve calculation that resulted in a decrease in taxes of $3.5 million. Therefore, for comparison purposes, assets have been adjusted to remove the impact of this tax savings strategy.

There were differences between the actual and modeled values of assets and liabilities at the start of the glide path projection. Therefore, in order to compare actual results to the glide path on a consistent basis, the actual results have been adjusted for these modeling differences.

Several other adjustments have been made to the actual results to compare them to the glide path. However, the remaining adjustments were made to both assets and liabilities and therefore have a smaller impact on the ratio of assets to liabilities.

The Indenture contemplates adjustments, in conformity with the foregoing adjustments, with respect to the determination of Closed Block Business Surplus (as defined in the indenture) for purposes of the allocation of dividends from MONY Life between the Closed Block Business and the Ongoing Businesses.

The following chart provides a breakdown of the adjustments made to assets and liabilities during 1998-2002

Detail of Adjustments made to Assets and Liabilities

to Compare Results to the Glide path

($ in millions)

	December 31, 1998	December 31, 1999	December 31, 2000	December 31, 2001	December 31, 2002
Reported Assets(1)	$5,490	$5,635	$5,719	$5,835	5,916
Reported Liabilities:	$7,080	$7,144	$7,173	$7,218	7,266
Adjustments:
Exclude From Liabilities:
Deficiency Reserves	22	18	16	14	13
Non-deduction Reserves	5	—	—	—	—

Subtotal	27	18	16	14	13

Add to Liabilities:

Detail of Adjustments made to Assets and Liabilities

to Compare Results to the Glide path

($ in millions)

	December 31, 1998	December 31, 1999	December 31, 2000	December 31, 2001	December 31, 2002
Reserve System Change	$—	$20	$20	$20	$20
Reserve Destrengthening	—	—	—	11	11
Glide path Modeling Differences	34	32	30	29	27

Subtotal	34	52	50	60	58

Exclude From Assets:
Interest Related Capital Gains	10	12	8	14	22
Policy Loan Interest Due & Accrued	36	36	38	37	35
Tax Adjustments	—	—	—	7	7

Subtotal	46	48	46	58	64

Add to Assets:
Codification Adjustment	—	—	—	29	29
Glide path modeling differences	1	1	1	1	1

Subtotal	1	1	1	30	30

Exclude From Both Assets and Liabilities:
Claim Liability	45	44	43	43	42
Premiums in Advance	5	5	4	4	4
FIT Due or accrued	—	6	(4)	(12)	14
Amts held for agents	6	(2)	8	7	0
Payable to parent	20	13	(12)	(2)	(1)
Funds Held under coinsurance	(3)	(2)	(2)	(2)	(1)
Payables for securities	—	10	—	15	—
Policy Credits not modeled	10	10	10	10	10
Other(1)	4	4	3	3	3

Subtotal	$87	$88	$50	$66	$71

Total Asset Adjustments:	$(133)	$(135)	$(96)	$(94)	$(105)
Total Liability Adjustments:	$(81)	$(53)	$(16)	$(20)	$(26)
Adjusted Assets:	$5,357	$5,501	$5,623	$5,741	$5,811
Adjusted Liabilities:	$6,999	$7,091	$7,157	$7,198	$7,240

(1)	Deferred tax assets are excluded from the calculation of adjusted assets.

There were no changes to the dividend scale between 1999 and 2001.

Closed Block Assets and Liabilities

Upon demutualization, Mutual of New York allocated assets to the Closed Block in an amount which, together with anticipated revenue from Closed Block business, was reasonably expected to be sufficient to support the Closed Block business and to provide for the continuation of dividend scales payable in 1998, if the experience underlying the dividend scale continued. The Closed Block assets were established on the basis of December 31, 1997 financial statements. The Closed Block assets consist of:

•	those assets allocated to the Closed Block by MONY Life as of December 31, 1997,

•	cash flows from those assets,

•	assets resulting from the reinvestment of those cash flows,

•	net cash flows from the Closed Block policies including due premiums on the Closed Block policies and payment on policy loans,

•	assets resulting from the investment of those cash flows, and

•	accrued interest on any of the foregoing assets.

Under the Plan of Reorganization, MONY Life cannot use the Closed Block assets for any purpose other than the payment of benefits on Closed Block policies (including policy dividends), certain taxes and assessments, without the prior approval of the Superintendent of Insurance of the State of New York.

The Closed Block assets are assets of MONY Life and are subject to the same liabilities and the same priority of claims as MONY Life’s general account assets in the event of MONY Life’s rehabilitation or liquidation.

Under the Plan of Reorganization, new investments acquired after the establishment of the Closed Block must be limited to fixed income securities and commercial and agricultural mortgages. At the time of acquisition, fixed income securities that are not short term securities must either have a rating of 1 to 3 from the National Association of Insurance Commissioners or be U.S. Government obligations. At the time of acquisition, short term securities must either have a rating of 1 from the National Association of Insurance Commissioners or be U.S. Government obligations or be rated A-1, A-2, P-1 or P-2 or the comparable rating by a nationally recognized rating agency. However, short term securities that are rated A-2 or P-2 or the comparable rating by a nationally recognized rating agency must have a final maturity at purchase of no more than 35 days. Mortgages must have an average debt service coverage (for all such mortgages added in a particular year) of at least 1.20.

MONY Life will manage acquisitions of investment assets for the Closed Block with the objective of creating a portfolio of new investments with an average maturity at issue of at least 7 years and be composed of no more than 30% commercial mortgages and 20% bonds rated 3 by the National Association of Insurance Commissioners. Cash and short term securities will be managed with the objective of meeting the reasonable liquidity needs of the Closed Block. No new investments will be made in equity real estate or obligations rated below the National Association of Insurance Commissioners’ categories described above, except to honor existing commitments to non-affiliates or as determined by MONY Life to be required to safeguard the value of investments previously allocated to the Closed Block. With prior approval from the Superintendent of Insurance of the State of New York, MONY Life may adopt changes to this investment policy. In August 2002, MONY received approval to modify the investment policy to include mezzanine loans and B-notes.

The following chart provides a breakdown of the Closed Block assets by asset type as of December 31, 1997 and December 31, 2002:

Closed Block Assets

	As of
	December 31, 1997		December 31, 2002
	($ in millions)
Bonds:
National Association of Insurance Commissioners 1	$1,786.4		$2,300.1
National Association of Insurance Commissioners 2	1,245.9		1,148.6
National Association of Insurance Commissioners 3	82.9		332.6
National Association of Insurance Commissioners 4	—		69.2
National Association of Insurance Commissioners 5	—		16.7
National Association of Insurance Commissioners 6	—		19.6

Subtotal:	3,115.2		3,886.8

Mortgages:
Commercial(1)	503.8		590.9
Agricultural	100.6		42.5

Subtotal:	604.4		633.4

Policy loans:	1,195.0		1,119.0
Cash & short terms:	109.2		59.2
Other invested assets:	—		—
Policy loan accrued interest:	36.2		35.0
Net deferred and uncollected premiums:	152.3		96.2
Investment income due and accrued:	0	(2)	79.5

Real estate	0		8.3
Intercompany receivable	0		(1.0)

Total assets (3):	$5,212.3		$5,916.4

(1)	Includes residential loans.
(2)	Investment income due and accrued of $67.7 million as of December 31, 1997 is reflected in the various specific invested asset categories.
(3)	Deferred tax assets are excluded from the calculation of adjusted assets.

Liabilities arising under Closed Block policies are obligations of MONY Life, and MONY Life is obligated to pay guaranteed policyholder benefits and declared policyholder dividends on these policies in accordance with their terms from general account assets of MONY Life, including Surplus and Related Assets, should the Closed Block assets be insufficient to satisfy the claims.

Regulatory Review of the Closed Block

The operation of the Closed Block is subject to ongoing review by the Superintendent of Insurance of the State of New York. As required under the Plan of Reorganization, MONY Life provides to the Superintendent supplemental schedules for the Closed Block to its statutory annual statements, accompanied by an attestation report or the equivalent by independent public accountants. On an annual basis, MONY Life prepares for the Superintendent a report by independent public accountants on the results of certain procedures to test MONY Life’s compliance with the Closed Block cash flow provisions of the Plan of Reorganization. Finally, every five years following the effective date of the demutualization, MONY Life will provide to the Superintendent a report of an independent actuary concerning the operations of the Closed Block.

Termination of the Closed Block

The Closed Block will continue in effect until either the last policy in the Closed Block terminates or the Closed Block is dissolved with prior approval of the Superintendent of Insurance of the State of New York. Under the Indenture, MONY Life may not seek regulatory approval for the termination of the Closed Block without the consent of Ambac, which consent will not be unreasonably withheld. If the Closed Block is dissolved, MONY Life will remain responsible for paying all benefits and dividends on these policies, and the Closed Block assets will become part of MONY Life’s general funds.

Amendment of Terms of the Closed Block

MONY Life may amend the terms of the Closed Block with the prior approval of the Superintendent of Insurance of the State of New York. However, no amendment can change the terms of the Closed Block in a manner that the Superintendent determines is materially disadvantageous to any policyholder, unless there is a further hearing or a vote.

Transfer of the Closed Block

The Plan of Reorganization provides that MONY Life may, with the prior written consent of the Superintendent of Insurance of the State of New York, enter into agreements to transfer to a third party all or any part of the risks under the Closed Block policies.

Initial Funding of the Closed Block

In connection with the demutualization, Mutual of New York received an opinion of a qualified and independent actuary, Jesse M. Schwartz, F.S.A., M.A.A.A., of PricewaterhouseCoopers LLP, dated August 10, 1998, which states that the assets of MONY Life that were set aside as of January 1, 1998 (including subsequent adjustments) to establish the Closed Block, as set forth in Article VIII of the Plan of Reorganization (including the Closed Block Memorandum, which is a part of the Plan of Reorganization), are adequate because they are expected to produce cash flows which, together with anticipated revenues from the Closed Block Business, are reasonably sufficient to enable the Closed Block to provide for the guaranteed benefits, certain expenses and taxes associated with the Closed Block policies, and to provide for the continuation of the dividend scale in effect for 1998 if the experience underlying such dividend scale continues, and for appropriate adjustments in such scale if the experience changes. The opinion notes that the Closed Block was funded on January 1, 1998 (including a final adjustment for 1998 new business), based on a calculation as of that date. The opinion rests on that calculation, which extends over the future life of all policies assigned to the Closed Block.

PricewaterhouseCoopers LLP did not develop any analysis of the Surplus and Related Assets or other aspects of the Closed Block and did not analyze how the performance of the Closed Block would impact the timing or amount of payments of principal, interest and other amounts under the Notes. PricewaterhouseCoopers LLP does not sponsor, endorse, offer or promote the Notes, nor does it make any representation or warranty, express or implied, regarding the advisability of investing in the Notes. PricewaterhouseCoopers LLP is not responsible for and has not participated in the determination of the structure or pricing of the Notes. Furthermore, PricewaterhouseCoopers LLP has no obligation or liability in connection with the administration or trading, if any, of the Notes. In addition, PricewaterhouseCoopers LLP makes no representation or warranty, express or implied, as to the timing or amount of payments available to holders of the Notes.

The approval of Mutual of New York’s Plan of Reorganization by the Superintendent of Insurance of the State of New York included a finding that the amount of assets initially set aside to fund the Closed Block could reasonably be expected to be sufficient to support the Closed Block Business.

Sensitivity Analysis of the Closed Block

Milliman USA has prepared a report for MONY Life on its sensitivity analysis of the Closed Block. A copy of this report is included in the Forms S-4 files on February 14, 2003. Specifically, the report develops sensitivity projections of the Closed Block under ten specified scenarios as to future experience. MONY Life defined for Milliman USA the ten scenarios of future experience to be projected, along with possible dividend actions MONY Life might take in response to the experience projected under each scenario. MONY Life also provided the model and assumptions used to develop the initial funding of the Closed Block. Milliman USA developed projections of MONY Life’s Closed Block, reflecting the initial funding model, scenarios and dividend actions provided by MONY Life. The sensitivity projections of the Closed Block run for thirty years from December 31, 1997, the date on which the initial funding of the Closed Block was determined by Mutual of New York. The projections do not reflect the actual experience of the Closed Block subsequent to December 31, 1997 and do not reflect any change in MONY Life’s dividend scale since December 31, 1997. All dividend changes are measured against the 1998 dividend scales assigned in the initial funding of the Closed Block.

Even though the projections do not reflect actual experience of the Closed Block, or changes in dividend scale, subsequent to December 31, 1997, we believe the analysis by Milliman USA is still useful for you to analyze the ability of MONY Life to offset changes in Closed Block experience with changes in policyholder dividends over the long term. In addition, we believe that the actual status of the Closed Block subsequent to December 31, 1997, as adjusted by the recent dividend reduction described above in “Recent Policyholder Dividend History,” is substantially in line with the glide path. Of course, there can be no assurance in this regard or that MONY Life will be able to take dividend actions in the future sufficient to offset changes in Closed Block experience in the future.

For the ten specified scenarios, Milliman USA developed projections of the Closed Block from the date of the initial funding of the Closed Block (December 31, 1997) and modeled changes in the dividend scale to reflect the changes in the assumed experience. The modeled changes in the dividend scale were based on direction from MONY Life as to how the dividend scales might be adjusted in the future if assumed experience emerged. Dividend scale changes were modeled to implement the following objectives of dividend scale management:

(1)	reflect emerging changes in the statutory surplus of the Closed Block as it relates to the surplus position under the glide path;

(2)	maintain stability of the dividend scale from one year to the next for Closed Block policies by not making changes in the dividend scale for modest deviations off the glide path; and

(3)	manage aggregate policyholder dividends so as to exhaust the Closed Block assets when the last Closed Block policy terminates while avoiding an outcome in which relatively few last surviving holders of Closed Block policies receive policyholder dividends that are substantially disproportionate (either higher or lower) to those previously received by other holders of Closed Block policies.

Unless specified otherwise, all the assumptions in the sensitivity scenarios are the same as in the initial funding of the Closed Block. Those assumptions are described in MONY Life’s Closed Block Memorandum filed on Form S-4 dated February 14, 2003. The sensitivity scenarios incorporate certain changes in the assumptions from those assumed in the funding of the Closed Block and corresponding changes in the dividend scale to offset changes in assumptions. All of the sensitivity scenarios for the Closed Block are run for thirty years starting with the establishment of the Closed Block as of December 31, 1997, a duration that was selected to run beyond the term of the Notes.

According to the Milliman USA report, for each of the scenarios tested, the projections of the Closed Block indicate that the dividend scale can be managed to offset changes in experience over the thirty-year projection period. Under these scenarios and reflecting the possible dividend actions as defined by MONY Life, the Milliman USA report finds that the Closed Block has sufficient assets to pay all guaranteed benefits and remain on a path consistent with the glide path at the end of the thirty-year projection period. Under the projections on the initial funding basis, which assume a continuation of the 1998 dividend scales and a continuation of the experience underlying the 1998 dividend scales, the discounted value at the after-tax reinvestment rate of future policyholder dividends over the thirty year projection period is $3.2 billion ($2.1 billion on an after-tax basis, after reflecting the deductibility of policyholder dividends). Because dividends are not guaranteed, those future policyholder dividends can be reduced if experience of the Closed Block policies deteriorates.

The analyses performed by Milliman USA and described in the report deal exclusively with the sensitivity of the Closed Block to various changes in experience. Milliman USA did not review the initial funding of the Closed Block and expresses no opinion on the adequacy of the initial Closed Block funding or the appropriateness of the assumptions used to fund the Closed Block. Milliman USA did not develop any analysis of the Surplus and Related Assets or other aspects of the Closed Block Business and did not analyze how the performance of the Closed Block would impact the timing or amount of payments of principal or interest under the Notes. Projections that illustrate that the Closed Block will have sufficient assets to pay Closed Block guaranteed benefits and policyholder dividends under certain scenarios and given projected dividend actions do not provide any assurance as to the timing or amount of payments available to the holders of the Notes. In addition, while the ten scenarios defined by MONY Life cover a wide range of possible future experience, these scenarios are not exhaustive and there is no guarantee that MONY Life will make the dividend changes assumed in the projections; therefore, there may be some scenarios of future experience under which the Closed Block may not have sufficient assets to pay all guaranteed benefits.

The data and methodology with respect to the Closed Block, and the analyses, estimates and services provided by Milliman USA, are provided “as is” without warranty or guaranty of any kind. These analyses, estimates and services are provided for illustrative purposes only. They are not intended to provide, nor should they be interpreted as providing, any assurance as to the timing or amount of payments on the Notes.

Milliman USA does not sponsor, endorse, offer or promote the Notes. It does not make any representation or warranty, express or implied, regarding the advisability of investing in the Notes. Milliman USA is not responsible for and has not participated in the determination of the structure or pricing of the Notes. Furthermore, Milliman USA has no obligation or liability in connection with the administration or trading, if any, of the Notes. Milliman USA makes no representation or warranty, express or implied, as to the accuracy or completeness of the information set forth in this Report.

Ongoing Businesses

MONY Life and its subsidiaries together provide life insurance, annuities, corporate-owned life insurance/bank-owned life insurance products, mutual funds, securities brokerage, asset management, and business and estate planning products and services. MONY Life and its subsidiaries distribute their products and services to individuals and institutional clients through: (i) MONY Life’s career agency sales force and brokers of its securities broker-dealer and mutual fund subsidiaries (which we refer to as Proprietary Distribution) and (ii) complementary distribution channels (which we refer to as Complementary Distribution), which principally consist of independent third-party insurance brokerage general agencies and securities broker-dealers, as well as MONY Life’s corporate marketing team. MONY Life and its subsidiaries principally sell their products and services in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico, and currently insure or provide other financial services to more than one million individuals.

MONY Life’s direct and indirect wholly-owned operating subsidiaries include:

•	MONY Life Insurance Company of America, an Arizona domiciled life insurance company, through which substantially all annuity and interest sensitive life business is written,

•	Enterprise Capital Management, a distributor of both proprietary and non-proprietary mutual funds,

•	U.S. Financial Life Insurance Company, an Ohio domiciled insurer, which underwrites specialty risk life insurance business,

•	MONY Securities Corporation, a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force,

•	Trusted Securities Advisors Corporation (which we refer to as Trusted Advisors), which distributes investment products and services through a network of independent certified public accountants,

•	MONY Brokerage, Inc., a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so that they can fully meet the insurance and investment needs of their clients, and

•	MONY Life Insurance Company of the Americas, Ltd., which provides life insurance, annuity and investment products to nationals of certain Latin American countries.

In accordance with Statutory Accounting Practices, MONY Life accounts for its investments in its subsidiaries pursuant to the statutory equity method of accounting. Under the statutory equity method, MONY Life records the periodic financial results of its subsidiaries as an unrealized gain or loss directly in surplus. In accordance with Statutory Accounting Practices, MONY Life only recognizes income or loss from investments in its subsidiaries when it receives distributions from such subsidiaries in the form of dividends. Accordingly, MONY Life’s ability to declare dividends to us may be adversely affected if dividends are not made to it by its subsidiaries. Since their inception, none of the principal operating subsidiaries of MONY Life discussed above have declared dividends. In addition, MONY Life’s ability to declare dividends to us may be adversely affected to the extent it needs to contribute capital to its subsidiaries to support their operations. The majority of the Ongoing Businesses are conducted in the subsidiaries of MONY Life, as opposed to MONY Life itself.

The following table presents the capital contributions made by MONY Life to its subsidiaries during each of the five years ended December 31, 2002.

	For the Year Ended December 31,
	2002	2001	2000	1999	1998
	($ in millions)
MONY Life Subsidiaries:
MONY Securities Corporation	$1.0	$4.8	$0.9	$0.5	$2.3
MONY Life Insurance Company of America	150.0	100.0	50.0	10.0	—
MONY Life Insurance Company of the Americas, Ltd.	17.5	4.0	30.2	17.9	0.8
U.S. Financial Life Insurance Company	5.0	7.3	—	8.0	17.4
All other	4.1	6.6	0.8	5.4	(12.7)

Total Capital Contributions	$177.6	$122.7	$81.9	$41.8	$7.8

Set forth below is a discussion of the Ongoing Businesses within MONY Life. Following this discussion is an overview of the business of MONY Life’s principal direct and indirect wholly-owned operating subsidiaries.

Ongoing Businesses Within MONY Life

The Ongoing Businesses within MONY Life principally offer whole life, term life, universal life, variable universal life, and group universal life insurance products, as well as certain annuity products. MONY Life markets its products primarily to higher income individuals, particularly family builders, pre-retirees and small business owners, through its Proprietary Distribution and Complementary Distribution systems. MONY Life sells its products only in New York State, except for a small amount of whole life insurance, which is sold in all states.

The Ongoing Businesses within MONY Life also include certain lines of business no longer written by MONY Life. These lines of business primarily consist of group life and health insurance and the group pension business that was not included in the Group Pension Transaction. See Note 11 of MONY Life’s Generally Accepted Accounting Principles Consolidated Financial Statements included in this Annual Report on Form 10-K.

Whole life products have a guaranteed level premium and guaranteed cash values and remain in effect for the life of the insured. Term insurance products include:

•	yearly renewable term insurance, which provides temporary life insurance protection and can be renewed annually until a contractually specified age,

•	term life insurance providing coverage for a limited number of years, and

•	term life insurance featuring a level premium for a specified number of years.

Universal life products provide policyholders the flexibility to vary the amount of premiums they pay, the frequency of those payments, and the corresponding amount of coverage provided under their policies. Variable universal life insurance provides the same flexibility as universal life insurance and, in addition, offers policyholders the ability to direct the investment of their premiums in various mutual fund options with a wide variety of investment objectives. Also, this product offers policyholders the option of investing those premiums in a guaranteed interest account.

MONY Life offers survivorship features and a wide variety of policy riders on these products. These features are designed to meet clients’ specific estate planning needs. The survivorship feature provides for the insurance of two lives and provides for the payment of death benefits upon the death of the last surviving insured. Riders are designed to provide additional benefits of flexibility at the option of the policyholder. They include riders that can waive premium payments upon a covered disability, pay higher benefits in the event of accidental death, allow the purchase of additional coverage without evidence of insurability and permit the addition of term life insurance of either the insured or the insured’s spouse or dependent children.

The Ongoing Businesses within MONY Life also offer variable annuities. The variable annuity product offers a variety of investment options to choose from, including a guaranteed fixed interest option. The Ongoing Businesses of MONY Life also include single premium deferred annuities and certificates of annuities, which are not currently actively marketed.

The following table sets forth by type of product the number of policies or contracts, the face amount and statutory reserves in force as of the December 31, 2002, 2001 and 2000.

	As of December 31,
	2002	2001	2000
	($ in millions)
Traditional life(1)(2):
Number of policies (in thousands)	66.9	70.4	77.6
Life reserves	$77.7	$72.0	$64.0
Face amounts	$14,767.6	$15,029.9	$16,836.5
Universal life:
Number of policies (in thousands)	5.1	5.3	5.7
Life reserves	$62.3	$60.9	$62.1
Face amounts	$788.9	$813.6	$893.0
Variable universal life:
Number of policies (in thousands)	6.0	5.4	4.2
Life reserves	$29.3	$26.1	$21.5
Face amounts	$1,603.1	$1,416.9	$1,098.8
Group universal life:
Number of policies (in thousands)	2.7	2.8	2.5
Life reserves	$10.7	$10.3	$10.5
Face amounts	$167.4	$175.2	$164.7
Variable annuities:
Number of contracts (in thousands)	10.8	11.0	11.1
Policy reserves	$401.3	$470.3	$522.4
Fixed annuities:
Number of contracts (in thousands)	20.7	20.9	22.4
Policy reserves	$422.3	$418.0	$426.3

(1)	Consists of whole life and term life policies.
(2)	Excludes disability income insurance business, which is no longer offered. As of December 31, 1997 all existing in force disability income has been reinsured. The reserves for such business as of December 31, 2002, 2001 and 2000 were $374.3 million, $378.0 million and $383.4 million, respectively.

The amounts presented with respect to life insurance sales represent annualized statutory-basis premiums. Annualized statutory-basis premiums in the Protection Products segment represent the total premium scheduled to be collected on a policy or contract over a twelve-month period. Pursuant to the terms of certain of the policies and contracts issued by the company, premiums and deposits may be paid or deposited on a monthly, quarterly, or semi-annual basis. Annualized statutory-basis premium does not apply to single premium paying business. All premiums received on COLI and BOLI business and single premium paying policies during the periods presented are included. Statutory basis premiums are used in lieu of GAAP basis premiums because, in accordance with statutory accounting practices, revenues from all classes of long-duration contracts are measured on the same basis, whereas GAAP provides different revenue recognition rules for different classes of long-duration contracts. The amounts presented with respect to annuity and mutual fund sales represent deposits made by customers during the periods presented.

The information presented should not be viewed as a substitute for revenues determined in accordance with GAAP. Revenues in accordance with GAAP related to product sales are generated from both current and prior period sales that are in-force during the reporting period. For protection products GAAP recognizes premium revenue when due from a policyholder. For accumulation products, GAAP revenues are a function of fee based charges applied to a contractholder’s account balance. Because of how revenues are recognized in accordance with GAAP, we do not believe GAAP revenues are meaningful in assessing the periodic sales production of a life insurance company and, accordingly, a reconciliation to GAAP revenues would not be meaningful.

Reinsurance

MONY Life uses a variety of indemnity reinsurance agreements with reinsurers to control its loss exposure. Under the terms of the reinsurance agreements, the reinsurer will be liable to reimburse MONY Life for the ceded amount in the event the claim is paid. However, MONY Life remains liable for all benefits payable even if the reinsurer fails to meet its obligations to MONY Life.

Life insurance business is primarily ceded on a yearly renewable term basis under various reinsurance contracts, except for the level term product, which utilizes a coinsurance agreement. MONY Life’s retention limits were $1 million from October 1, 1972 through May 31, 1984, $3 million from June 1, 1984 through March 31, 1996, and $4 million ($6 million for last survivor whole life products) from April 1, 1996 to date. As of December 31, 1997, 100% of MONY Life’s individual disability income insurance business was reinsured on an indemnity basis.

The following table presents MONY Life’s principal reinsurers and the percentage of total reinsurance recoverable reported in MONY Life’s Statutory Accounting Practices Financial Statements at December 31, 2002, that was due from each reinsurer.

Reinsurers

Centre Life Reinsurance, Ltd.	59.6%
AUSA Life Insurance Company Inc.	15.9%
Life Reassurance Corp of America	13.3%
All Other	11.2%

100.0%

Marketing and Distribution

The Company’s marketing strategy focuses on high net worth individuals including small business owners and higher income individuals, particularly family builders and pre-retirees. The Company believes this strategy capitalizes on the Company’s key strengths, namely its wide range of protection, accumulation, securities brokerage, investment planning, and investment banking products and services, as well as its Retail and Wholesale distribution systems.

Retail Distribution — —

The Company actively manages its Retail distribution to ensure that expertise is properly leveraged across the organization so that customers’ needs can be optimally managed. Following is a brief overview of the Company’s Retail distribution channel.

Career Agency System

The Company believes that its career agency system provides a competitive advantage in the marketplace. Distribution through career financial professionals allows the Company to establish closer relationships with customers than is typical of insurers using third party brokers, thereby enhancing the ability of the Company to evaluate customer needs and underwriting risks.

The Company’s career agency distribution system consisted of 1,502 domestic career financial professionals at December 31, 2002. The sales force is organized as a managerial agency system, which is comprised of 38 agency managers as of December 31, 2002, who supervise the marketing and sales activities of financial professionals. Such professionals are managed by experience and productivity level within defined marketing territories in the United States.

The Company segregates its career sales force into four groups (“tiers”) according to experience and productivity levels and assigns agency managers to tiers based on their skill sets and the particular needs and goals of such tiers. There is a tier for new financial professionals with little or no experience in the industry, a tier for experienced financial professionals who are producing at superior levels, and two tiers in between. The Company believes that this tiering system is unique in the life insurance industry and gives the Company a competitive advantage in the marketplace. For example, by having certain managers responsible solely for recruiting and providing necessary support systems for new recruits, the Company is able to increase the quality of new financial professionals recruited each year. The Company believes that the tiering system allows the Company to attract and retain already established and successful financial professionals by providing an environment in which such financial professionals can compete favorably with other producer groups, such as third-party brokers or general agents and to attract and retain other financial professionals by providing marketing and training support that is responsive to their career development needs.

The agency managers are all employees of the Company, while the career financial professionals are all independent contractors and not employees of the Company. The Company’s compensation arrangements with career financial professionals contain incentives for them to solicit applications for products issued by MONY Life and MLOA and for products issued by insurance companies not affiliated with the Company, made available by the Company through MBI and MSC. Those incentives include increased levels of expense reimbursement, sales awards and certain other benefits.

The Company’s compensation structure provides a salary plus incentive compensation system for all of its agency managers and sales managers, designed to more closely align the interests of the managers with those of the Company. The Company has several programs to recruit and train its career financial professionals. As a result of its recruiting programs and the alignment of its new financial professionals financing program with its productivity-driven commission plus expense reimbursement arrangement, the Company hired 507 new financial professionals in 2002.

Trusted Advisors

Through Trusted Advisors, the Company sells a variety of financial products and services to customers through certified public accountants and other tax professionals who are licensed agents and registered representatives of the Company.

Wholesale Distribution — —

The following is a brief overview of the Wholesale distribution channel.

MONY Partners

During 2001 MONY Partners was formed as a division of MONY Life. MONY Partners wholesales the Company’s individual life and annuity products through MONY Life’s career agency sales force, Trusted Advisors’ representatives, Advest financial advisors, independent brokerage agents and independent securities broker-dealers. The Company believes that MONY Partners has a competitive advantage in the independent brokerage marketplace in being able to offer brokers competitive products, as well as access to the multiple services, channels and experience within the Company’s organization. For example, broker general agents or securities broker-dealers have an opportunity to grow revenue by utilizing: (i) Matrix’s merger and acquisition advisory services; (ii) MONY Life’s estate planning and seminar marketing resources; and (iii) cross-selling arrangements with Trusted Advisors’ representatives.

Other Wholesale Distribution channels

The Company utilizes wholesalers to sell its mutual fund products through third party broker-dealers. The Company continually attempts to expand the number of these specialized sales agents distributing its products.

USFL distributes certain protection products through 223 insurance brokerage general agencies located in 49 states. USFL specializes in manufacturing and underwriting term and universal life insurance policies for individuals considered special medical risks using its proprietary “Clinical Underwriting” risk evaluation process.

Through its corporate marketing group, the Company distributes COLI and BOLI products to small to mid-size business owners as well as corporate CEOs, CFOs and benefits administrators to develop retirement plans.

Pricing and Underwriting

Insurance underwriting involves a determination of the type and amount of risk that an insurer is willing to accept. MONY Life’s underwriters evaluate each policy application on the basis of information provided by the applicant and others. MONY Life follows detailed and uniform underwriting practices and procedures designed to properly assess and quantify risks before issuing coverage to qualified applicants. The long-term profitability of MONY Life’s products is affected by the degree to which future experience deviates from these assumptions.

Ongoing Businesses Within MONY Life Insurance Company of America

MONY Life Insurance Company of America is a stock life insurance company domiciled in Arizona and is licensed to write business in 49 states of the United States, the District of Columbia, the U.S. Virgin Islands, and the Commonwealth of Puerto Rico. MONY Life Insurance Company of America is not licensed in New York. MONY Life Insurance Company of America provides term life, variable universal life, universal life, corporate-sponsored variable universal life and group universal life insurance products, as well as variable annuity products. MONY Life Insurance Company of America markets its products through MONY Life’s career agency sales force and complimentary distribution channels primarily to business owners, growing families, and pre-retirees.

Ongoing Businesses Within Enterprise Capital Management

The Company offers proprietary retail mutual funds through Enterprise. Enterprise is the registered investment advisor of The Enterprise Group of Funds, a mutual fund family that provides investors with a broad range of investment alternatives through 24 separate investment portfolios. In addition, EAT, for which Enterprise is also the registered investment advisor, is the principal funding vehicle for the Company’s variable annuities and VUL insurance products. EAT provides investors with a broad range of investment alternatives through 17 separate investment portfolios. Enterprise is also the registered investment advisor of Enterprise Global Funds plc (“EGF plc”) which is comprised of 11 separate investment portfolios. EGF plc represents Enterprise’s overseas arm of investment management services. Altogether, the Enterprise fund companies have in excess of $5.6 billion in assets under management. The Company earns investment management fees on the assets managed in connection with both its variable annuities and its proprietary retail mutual funds. In addition, the Company has entered into agreements with Fidelity Variable Insurance Products Fund, Janus Aspen Series, Dreyfus Variable Investment Fund, Alger American Fund, Invesco Variable Investment Funds, Inc., Pimco Variable Insurance Trust, Lord Abbett Series Fund, Morgan Stanley — The Universal Institutional Funds, Inc., PBHG Insurance Series Fund and MFS Variable Insurance Trust to provide additional investment choices for the Company’s variable annuities and VUL products. The Company has agreements with T. Rowe Price, The Vanguard Group and Van Eck Worldwide Insurance Trust for its variable COLI product.

The Company offers a variety of proprietary retail mutual funds to retail customers. Enterprise’s wholly owned subsidiary, Enterprise Fund Distributors, Inc., acts as the broker-dealer in distributing shares in the Enterprise Group of Funds through MSC and third-party broker-dealer firms. In addition, Enterprise markets EAT as a funding vehicle for variable product offerings of third-party insurance companies, initially concentrating on small and mid-size insurance companies.

Ongoing Businesses Within U.S. Financial Life Insurance Company

U.S. Financial Life Insurance Company specializes in manufacturing and underwriting life insurance policies for individuals considered special medical risks using its proprietary “Clinical Underwriting” risk evaluation process. U.S. Financial Life Insurance Company offers term life, universal life and annuities. U.S. Financial Life Insurance Company distributes its products through MONY Life’s Proprietary Distribution channels and through Complementary Distribution channels, principally brokerage general agents. U.S. Financial Life Insurance Company is domiciled in Ohio and is licensed to write business in 49 states.

Recent Developments — Recent Ratings Actions

On April 2, 2002, Moody’s announced that it had downgraded the rating of MONY Group’s senior unsecured debt and its bank facility from “Baa1” to “Baa2”. At the same time, it confirmed the financial strength rating of MONY Life and MONY Life Insurance Company of America of “A2”. MONY Group’s rating of “Baa2” discussed above is the 4th highest level of Moody’s 9 rating levels. The MONY Life and the MONY Life Insurance Company of America financial strength rating of “A2” is the 3rd highest level of Moody’s 9 rating levels. Moody’s gave two reasons for the downgrade. The first reason is attributable to a change in Moody’s practices with respect to the number of “notches” between a senior unsecured debt rating at a holding company level and an insurance financial strength rating at an insurance subsidiary level. Moody’s cited as its second reason MONY Group’s recent financial performance, including a decline in assets under management. Moody’s further noted MONY Group’s dependence on the stock market and said, “. . . excluding MONY Life’s core closed block business, MONY Group has limited operating capacity and earnings potential outside of products tied to the stock market.”

On September 6, 2002, Moody’s announced that it revised its outlook on MONY Group, MONY Life and MONY Life Insurance Company of America to “Negative” from “Stable”. Moody’s cited the heavy equity market orientation of MONY Group’s business mix and its diminished profitability in the past 18 months. Moody’s also cited the decline in capital which reflects an increase in realized credit losses in the general account, as well as lower returns from its separate account business. Moody’s also stated that the rating outlook on the notes remains “Stable”.

Moody’s ratings for debt range from “Aaa” to “C.” MONY Group’s rating of “Baa2” discussed above is the 4th highest level of Moody’s 9 rating levels. Moody’s has stated that debt rated “Baa” is considered a medium-grade obligation (i.e., it is neither highly protected nor poorly secured). Interest payments and principal security appear adequate for the present but certain protective elements may be lacking or may be characteristically unreliable over any great length of time. Moody’s has stated that such debt lacks outstanding investment characteristics and in fact have speculative characteristics as well. With respect to MONY Life’s and MONY Life Insurance Company of America’s “A2” rating, Moody’s has stated that the “A” rating for insurer financial strength is for strong insurers that are viewed as possessing strong capacity to meet policyholder and contract obligations; risk factors are moderate, and the impact of any adverse business and economic factors is expected to be small. For both debt and insurer financial strength ratings Moody’s applies numerical modifiers 1, 2, and 3 in each generic rating classification from “Aa” through “Caa”. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; the modifier 2 indicates a mid-range ranking; and the modifier 3 indicates a ranking in the lower end of that generic rating category. Moody’s uses various features when rating credit quality; intrinsic financial strength, default frequency, loss severity, and rating transition risk are factors in Moody’s evaluation.

On November 9, 2001, Fitch Ratings placed the “AA-” insurer financial strength ratings of MONY Life and MONY Life Insurance Company of America on “Negative Outlook” due to concern over ongoing core profitability. Fitch Ratings has stated that its ratings outlook indicates the direction a rating is likely to move over a one to two-year period. Outlooks may be “Positive”,” Stable” or “Negative”. A “Positive” or” Negative” rating outlook does not imply a rating change is inevitable.

On April 30, 2002, Fitch Ratings announced that it had downgraded the senior debt rating and long-term issuer rating of MONY Group from “A-” to “BBB+”, but that no action was taken, or is contemplated, with respect to the “AA-” insurer financial strength ratings of MONY Life and MONY Life Insurance Company of America, which, as described above, are on Negative Outlook. MONY Group’s rating of “BBB+” is the 4th highest of Fitch’s 8 rating categories. The rating agency stated in its press release that it took this action following issuance of the old notes. It further stated that the downgrade was based upon the effect of the issuance of the old notes and future additional series of notes on the fixed charge coverage available to MONY Group’s senior debt. The downgrade was not based upon the operating or financial performance of MONY Group.

On September 19, 2002 Fitch Ratings downgraded the financial strength ratings of MONY Life and MONY Life Insurance Company of America from “AA-” to “A+”. Fitch Ratings cited lower profitability due to exposure to equity market based products and risks associated with the closed block securitization as the major factors. Fitch Ratings’ insurer financial strength ratings range from “AAA” to “D”. The “A” rating is the 3rd highest of 12 rating levels and is regarded as strong. “A” rated insurers are viewed as possessing strong capacity to meet policyholder and contract obligations. Risk factors are moderate, and the impact of any adverse business and economic factors is expected to be small. The “+” or “-” is appended to a rating to indicate the relative position of a credit within the rating category.

Fitch Ratings has stated that it provides an opinion on the ability of an entity or of a securities issue to meet financial commitments, such as interest, preferred dividends, or repayment of principal, on a timely basis. MONY Group’s “BBB+” senior debt rating and long-term issuer rating discussed above is the 4th highest of the 12 Fitch Ratings levels. The Fitch Ratings debt levels range from “AAA” to “D”. “BBB” ratings indicate that there is currently a low expectation of credit risk and that the capacity for timely payment of financial commitments is considered adequate, but adverse changes in circumstances and in economic conditions are more likely to impair this capacity. This is the lowest investment-grade category. When a rating of the notes is assigned, Fitch Ratings considers the historical and prospective financial condition, quality of management, and operating performance of the issuer and of any guarantor, any special features of a specific issue or guarantee, the issue’s relationship to other obligations of the issuer, as well as developments in the economic and political environment that might affect the issuer’s financial strength and credit quality.

On July 30, 2002, Standard & Poor’s revised its outlook on MONY Life’s “AA-” insurer financial strength rating to “Negative” from “Stable”. Lower fees on variable products, reliance on the equity markets for earnings and increased reserving requirements for life insurance minimum death benefit guarantees were the reasons cited by Standard & Poor’s for the revised outlook. The revised outlook could adversely affect MONY Life’s ability to sell products, especially corporate-owned life insurance and bank-owned life insurance products.

On October 16, 2002, Standard & Poor’s lowered its counterparty credit and senior debt ratings of MONY Group to “BBB+” from “A-”, and affirmed its “A-2” commercial paper rating. The “BBB+” rating is the 4th highest level of 12 rating levels. At the same time, Standard and Poor’s lowered its counterparty credit and financial strength ratings of MONY Life and its subsidiary MONY Life Insurance Company of America, to “A+” from “AA-”. The outlook on all the companies is stable.

Standard & Poor’s has stated that its rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term. In determining a rating outlook, consideration is given to any changes in the economic and/or fundamental business conditions. An outlook revision is not necessarily a precursor of a rating change or future CreditWatch action. The following are Standard & Poor’s various ratings outlook categories:

•	“Positive” means that a rating may be raised.

•	“Negative” means that a rating may be lowered.

•	“Stable” means that a rating is not likely to change.

•	“Developing” means a rating may be raised or lowered.

•	“N.M.” means not meaningful.

Standard & Poor’s insurer financial strength ratings range from “AAA” to “NR”. MONY Life’s “A+” rating discussed above is the 3rd highest of the 10 rating levels assigned by Standard & Poor’s. An insurer rated “A” has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are higher ratings. The obligor’s capacity to meet its financial commitment on the obligation is very strong. The credit ratings are based, in varying degrees, on the following considerations: (1) likelihood of payment-capacity and willingness of the obligor to meet its financial commitment on an obligation in accordance with the terms of the obligation; (2) nature of and provisions of the obligation; (3) protection afforded by, and relative position of, the obligation in the event of bankruptcy, reorganization, or other arrangement under the laws of bankruptcy and other laws affecting creditors’ rights.

On November 15th, A.M. Best lowered the long-term debt ratings on all unsecured obligations of MONY Group and MONY Capital Trust I and II, and changed the rating outlook to negative. In addition, the “A” (Excellent) financial strength rating on the group’s life insurance operating companies was affirmed; however, the rating outlook has also been changed to negative. The “A” rating is the 3rd highest level of A.M. Best’s 16 rating levels. A.M. Best noted that the ratings actions reflect the group’s weak profitability primarily in the accumulation segment since the downturn in the equity markets, despite lowering unit costs through expense reduction and restructuring efforts, and diversifying sources of earnings through strategic acquisitions. Downturns in the equity markets result in lower earnings in our accumulation products segment because: (i) revenues in that segment are largely derived from percentage based charges on the amount of assets under management in the segment, (ii) lower earnings may lead to an acceleration of the amortization of deferred policy acquisition costs, and (iii) such downturn may reduce demand for equity based products offered by the segment. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations of MONY Holdings (Generally Accepted Accounting Principles)” for a more detailed discussion of factors affecting profitability.

A.M. Best has stated that its rating approach combines its traditional, comprehensive ground-up analysis, along with a top-down detailed examination. This leads to an enterprise critical assessment of the issuing organization. A.M. Best has also stated that it integrates its group rating methodology principles into the analytic process to properly assess the inter-relationships, both strategically and operationally, among an enterprise’s business units. The enterprise assessment is used in conjunction with a detailed examination of a given security’s particular features. These characteristics include the security’s relative liquidation position in an issuer’s capital structure, which in turn determines a debt rating.

We cannot assure you that rating agencies will maintain MONY Group’s, MONY Life’s or any of their respective subsidiaries’ ratings at their current levels.

RECENT DEVELOPMENTS

On May 8, 2003, MONY Group, our ultimate parent, issued a press release and held a conference call reporting its results of operations and certain other financial information as of and for the three-month period ended March 31, 2003. The information presented was filed on the same day with the Securities and Exchange Commission on Form 8-K.

All financial data discussed below, except sales data, is unaudited and is presented in accordance with Generally Accepted Accounting Principles, unless otherwise noted. The amounts presented below with respect to life insurance sales represent annualized statutory-basis premiums. Annualized statutory-basis premiums in the Protection Products segment represent the total premium scheduled to be collected on a policy or contract over a twelve-month period. Pursuant to the terms of certain of the policies and contracts issued by the company, premiums and deposits may be paid or deposited on a monthly, quarterly, or semi-annual basis. Annualized statutory-basis premium does not apply to single premium paying business. All premiums received on COLI and BOLI business and single premium paying policies during the periods presented are included. Statutory basis premiums are used in lieu of GAAP basis premiums because, in accordance with statutory accounting practices, revenues from all classes of long-duration contracts are measured on the same basis, whereas GAAP provides different revenue recognition rules for different classes of long-duration contracts. The amounts presented with respect to annuity and mutual fund sales represent deposits made by customers during the periods presented.

Sales data should not be viewed as a substitute for revenues determined in accordance with GAAP. Revenues in accordance with GAAP related to product sales are generated from both current and prior period sales that are in-force during the reporting period. For protection products GAAP recognizes premium revenue when due from a policyholder. For accumulation products, GAAP revenues are a function of fee based charges applied to a contractholder’s account balance. Because of how revenues are recognized in accordance with GAAP, we do not believe GAAP revenues are meaningful in assessing the periodic sales production of a life insurance company and, accordingly, a reconciliation to GAAP revenues would not be meaningful.

The following information was derived from the information presented in the press release and/or first quarter 2003 earnings conference call discussed above. This information should be read in conjunction with the 8-K filed on May 8, 2003.

•	MONY Group reported consolidated net income for the three month period ended March 31, 2003 of $7.6 million or $0.16 per share, which includes $9.4 million or $0.20 per share of after-tax net realized gains from investments and a $2.6 million or $0.05 per share gain from an insurance settlement from the events of September 11th.

•	MONY Group net income reported in the comparable prior year period was $14.3 million or $0.29 per share including a $0.9 million or $0.02 per share after-tax net realized loss from investments.

•	Protection Products segment: Total new annualized and single life insurance premiums for the first quarter of 2003 were $67 million compared with $49 million in the first quarter of 2002. The growth was driven by higher sales of USFL’s products, of corporate-owned and bank-owned life insurance (COLI/BOLI) and of MONY Life’s individual insurance offerings through the brokerage channel.

•	Accumulation Products segment: New accumulation assets raised in the 2003 first quarter were $435 million compared with $444 million during the first quarter of 2002. Higher annuity sales by both the career agency system and brokerage channel were offset by lower mutual fund sales. Accumulation assets under management were $7.9 billion compared with $7.7 billion as of December 31, 2002. The increase in assets was primarily due to net inflows during the period, including the transfer of $170 million in money market assets in MONY Securities Corp. brokerage accounts to Enterprise from an outside investment manager.

Competition

The life insurance industry is highly competitive and has experienced severe price competition over the last several years. MONY Life competes with a large number of other insurers as well as non-insurance financial services companies such as banks, broker-dealers and asset managers for clients and agents and other distributors of insurance and investment products. Some of these companies are large and well-capitalized and have greater financial resources, offer a broader array of products, have more competitive pricing or, with respect to other insurers, have higher claims-paying ability ratings than MONY Life. MONY Life competes in its businesses generally on the basis of:

•	price,

•	quality of service,

•	product features,

•	compensation structure (for agents),

•	perceived financial strength,

•	claims-paying ratings, and

•	name recognition.

The relative importance of these factors depends on the particular product in question.

In recent years, there has been substantial consolidation and convergence among companies in the financial services industry, particularly as the laws separating banking and insurance have been relaxed. This has resulted in increased competition from large, well-capitalized financial services firms. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired other financial services businesses such as broker-dealers or insurance companies. National banks, with their pre-existing client bases for financial services products, may increasingly compete with insurers. Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements. We expect consolidation to continue and perhaps accelerate. We expect the Gramm-Leach-Bliley Act of 1999, which liberalized restrictions on bank affiliations with insurers, to continue to contribute to consolidation by permitting mergers that combine commercial banks, insurers and securities firms under one holding company. The ability of banks to affiliate with insurance companies and to offer annuity products of life insurance companies may materially adversely affect all of MONY Life’s product lines by substantially increasing the number, size and financial strength of potential competitors.

MONY Life’s investment-linked insurance and annuity products and its proprietary retail mutual funds will also compete on the basis of investment performance. A material decline in the investment performance of its variable life, variable annuity or mutual fund products could have an adverse effect on its sales.

MONY Life must attract and retain productive agents to sell its insurance and annuity products. Strong competition exists among insurance companies for agents with demonstrated ability. We believe that key bases of competition among insurance companies for agents with demonstrated ability include a company’s financial position and the services provided to, and relationships developed with, these agents, in addition to compensation and product structure. MONY Life’s ability to retain productive distributors of its individual insurance and annuity products may be affected by changes arising from:

•	the realignment of its career agency sales force,

•	the restructuring of agent compensation, and

•	the ability to obtain state regulatory approvals for new products.

Sales of individual insurance and annuity products and MONY Life’s financial position and results of operations could be materially adversely affected by those changes.

Many of MONY Life’s businesses are in industries where access to multiple sales channels may be a competitive advantage. We believe that insurance and investment products will continue to be sold primarily through face-to-face sales channels, although clients’ desire for objective advice not related to products will, over time, increase the amount of insurance and investment products sold through non-affiliated distributors such as independent agents, insurance brokers and investment advisors. In addition, we expect that insurance and investment products will increasingly be sold through direct marketing, including through electronic commerce.

The proliferation and growth of multiple sales channels puts pressure on the face-to-face sales channels to either increase their productivity or reduce their costs. We expect that MONY Life will continue efforts to strengthen and broaden its sales channels, but we cannot assure you that these efforts will be successful. There is a risk that the marketplace will make a more significant or rapid shift to non-affiliated and direct distribution alternatives than MONY Life anticipates or is able to achieve itself. If this happens, its market share and results of operations could be adversely affected.

Claims-paying ability and financial strength ratings are an important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in MONY Life and in its ability to market its products. Rating organizations continually review the financial performance and condition of insurance companies, including MONY Life. Any downgrade in MONY Life’s ratings could have a material adverse effect on its ability to market its products and retain current policyholders. These consequences could, depending upon their extent, have a material adverse effect on MONY Life’s liquidity and net income.

Supervision and Regulation

Regulation of MONY Holdings

We act as a holding company for the operations of MONY Life. We are not licensed as an insurer or other regulated entity. However, because we own insurance company subsidiaries, we are subject to regulation as an insurance holding company.

We are subject to the insurance holding company laws in the states where our insurance subsidiaries are, or are treated as, organized, which currently include, among others, New York, Arizona and Ohio. These laws generally require the insurance holding company and each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions affecting the insurers in the holding company system must be fair and may require prior notice and approval or non-disapproval by the state’s insurance department.

Regulation of MONY Life and Insurance Subsidiaries

The business of MONY Life is subject to comprehensive regulation and supervision.

MONY Life is licensed to transact its insurance business in, and is subject to regulation and supervision by, all 50 states of the United States, the District of Columbia, the Commonwealth of Puerto Rico, Guam and the U.S. Virgin Islands. MONY Life Insurance Company of America, a subsidiary of MONY Life, is licensed and regulated in all states other than New York. U.S. Financial Life Insurance Company, a subsidiary of MONY Life, is licensed and regulated in all states other than Idaho, Minnesota, Nevada, New York, Vermont, Virginia and the District of Columbia.

MONY Life was organized in New York and its principal insurance regulatory authority is the New York Insurance Department. MONY Life Insurance Company of America and U.S. Financial Life Insurance Company, MONY Life’s insurance subsidiaries, are principally regulated by the insurance departments of the states in which they are organized, Arizona and Ohio, respectively. Insurance products are substantially affected by federal, state and foreign tax laws in the jurisdictions in which they are sold. Products that also constitute “securities,” such as variable life insurance and variable annuities, are also subject to federal and state securities laws and regulations. The Securities and Exchange Commission, the National Association of Securities Dealers and state securities commissions regulate and supervise these products, as well as the broker-dealer, investment advisor and investment company affiliates of MONY Life. The purpose of these regulations is primarily to protect policyholders and not shareholders or debtholders (including holders of the Notes).

Many of the laws and regulations to which MONY Life and its insurance subsidiaries are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect their operations. State insurance laws and regulations require MONY Life and its insurance subsidiaries to file financial statements with insurance departments in all states where they conduct their business, and the operations of MONY Life and its insurance subsidiaries will be subject to examination by those departments at any time. MONY Life and its insurance subsidiaries are required to prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by applicable state law. State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filing and market conduct of insurance companies domiciled or licensed in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners.

Dividend Payment Limitations

Over time, dividends from MONY Life will be our principal source of revenues to meet our obligations under the Notes. However, the ability of MONY Life to pay dividends to us is subject to regulatory limitation and supervision under state insurance law. Under New York insurance law, MONY Life may pay dividends to us, without approval of the Superintendent of Insurance, where the aggregate amount of these dividends in any calendar year does not exceed the lesser of:

•	10% of MONY Life’s surplus to policyholders as of the immediately preceding calendar year, or

•	MONY Life’s net gain from operations for the immediately preceding calendar year, not including realized capital gains.

Under New York insurance law, if MONY Life does not satisfy the criteria mentioned above, it may pay a stockholder dividend to us only if it files notice of its intention to declare that dividend, and the amount of the dividend, with the New York Superintendent of Insurance no less than 30 days in advance of the declaration. The New York Superintendent may disapprove the distribution. There can be no assurance that MONY Life will be able to pay dividends to us in an amount sufficient to fund our payments of the notes. The maximum allowable dividend from MONY Life to us in 2003 absent regulatory approval is $90.6 million.

In addition, MONY Life’s ability to pay dividends to us will depend upon MONY Life’s receiving shareholder dividends from its subsidiaries. Arizona and Ohio insurance laws restrict the abilities of MONY Life Insurance Company of America and U.S. Financial Life Insurance Company, respectively, to pay dividends to their respective parents, MONY Life in the case of MONY Life Insurance Company of America and an intermediate holding company in the case of U.S. Financial Life Insurance Company.

Under Arizona insurance law, MONY Life Insurance Company of America may only pay a dividend to MONY Life out of that part of its available surplus funds that is derived from realized net profits on its business. Further, it may only pay a dividend out of any available surplus funds in excess of the aggregate amount of surplus represented by surplus notes. In addition, any dividend would be subject to the requirement under Arizona insurance law that MONY Life Insurance Company of America’s surplus as regards policyholders following a dividend to MONY Life must be reasonable in relation to MONY Life Insurance Company of America’s outstanding liabilities and adequate to its financial needs. Finally, any dividend that is classified as an extraordinary dividend may not be paid to MONY Life until thirty days after the director of insurance has been given notice of the declaration of the dividend and the opportunity to elect to approve or disapprove its payment. For these purposes, an “extraordinary dividend” under Arizona insurance law includes any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding twelve months, exceeds the lesser of either (a) ten percent of the insurer’s surplus as regards policyholders as of the last day of the preceding December or (b) the net gain from operations of the insurer for the twelve-month period ending on that day, in either case not including pro rata distributions of any class of the insurer’s own securities.

Under Ohio insurance law, U.S. Financial Life Insurance Company may only pay a dividend to its parent from surplus funds that exist after setting aside an amount equal to the reserve on all its outstanding risks and policies, calculated as provided by Ohio law, and the unearned premium on all personal accident and sickness insurance. Further, any dividend would be subject to the additional requirement under Ohio insurance law that U.S. Financial Life Insurance Company’s surplus as regards policyholders following a dividend to its parent must be reasonable in relation to U.S. Financial Life Insurance Company’s outstanding liabilities and adequate to its financial needs. Finally, any dividend that U.S. Financial Life Insurance Company pays to its parent from other than earned surplus will be considered an extraordinary dividend, requiring that the superintendent of insurance be given notice of the dividend after its declaration and a thirty-day period in which the superintendent may elect to approve or disapprove the dividend. For these purposes, “earned surplus” under Ohio insurance law is an amount equal to the insurer’s unassigned funds as set forth in its most recent statutory financial statement submitted to the superintendent, including net unrealized capital gains and losses or revaluation of assets.

Since their inception, none of the principal operating subsidiaries of MONY Life have declared dividends to MONY Life. In addition, MONY Life has made total capital contributions to its subsidiaries of $177.6 million, $122.7 million and $81.9 million in 2002, 2001 and 2000, respectively.

MONY Life paid aggregate stockholder dividends to MONY Group in the amount of $90.0 million, $115.0 million and $100.0 million in 2002, 2001 and 2000, respectively.

Employee Retirement Income Security Act

Insurers may be subject to the fiduciary requirements of the Employee Retirement Income Security Act with respect to specified contracts issued from the insurer’s general account unless the insurer meets specified requirements. MONY Life intends to satisfy the regulations requirements to be exempted from the fiduciary obligations of the Employee Retirement Income Security Act for certain of its pre-1999 contracts. The cancellation options provided for under the regulations, if exercised by the policyholders, would reduce policy persistency.

Employees

We do not have and will not directly have any employees. Management is provided through service agreements with affiliates.

Item 2.    Properties.

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K.

Our principal offices are located in the headquarter’s leased by MONY Group at 1740 Broadway, New York, New York. MONY Group’s headquarters building consists of approximately 265,613 square feet. We do not directly own any real property. We believe that the property is suitable and adequate for our current and anticipated operations.

Item 3.    Legal Proceedings.

(i) Since late 1995 a number of purported class actions have been commenced in various state and federal courts against MONY Life and MLOA alleging that it engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the early 1980s through the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting MONY Life and MLOA from cancelling policies for failure to make required premium payments, imposition of a constructive trust and creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. MONY Life and MLOA have answered the complaints in each action (except for one being voluntarily held in abeyance). MONY Life and MLOA have denied any wrongdoing and have asserted numerous affirmative defenses.

On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as Defilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy’s termination had, an ownership interest in a whole or universal life insurance policy issued by MONY Life and MLOA and sold on an alleged “vanishing premium” basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, MONY Life and MLOA filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts and/or are being held in abeyance pending the outcome of the Goshen case.

On October 21, 1997, the New York State Supreme Court granted MONY Life’s and MLOA’s motion for summary judgment and dismissed all claims filed in the Goshen case against MONY Life and MLOA. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York’s General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class is now limited to New York purchasers only. On July 2, 2002, the New York Court of Appeals affirmed the New York State Supreme Court’s decision limiting the class to New York purchasers. In addition, the New York State Supreme Court has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. MONY Life and MLOA intend to defend themselves vigorously against the sole remaining claim. There can be no assurance, however, that the present litigation relating to sales practices will not have a material adverse effect on them.

On November 16, 1999, the MONY Group and MONY Life were served with a complaint in an action entitled Calvin Chatlos, M.D., and Alvin H. Clement, On Behalf of Themselves And All Others Similarly Situated v. The MONY Life Insurance Company, The MONY Group Inc., and Neil D. Levin, Superintendent, New York Department of Insurance, filed in the United States District Court for the Southern District of New York. The action purports to be brought as a class action on behalf of all individuals who had an ownership interest in one or more in force life insurance policies issued by MONY Life as of November 16, 1998. The complaint alleges that (i) the New York Superintendent of Insurance, Neil D. Levin, violated Section 7312 of the New York Insurance Law by approving the Plan of Demutualization, which plaintiffs claim was not fair and adequate, primarily because it allegedly failed to provide for sufficient assets for the mechanism established under the plan to preserve reasonable dividend expectations of the Closed Block, and (ii) MONY Life violated Section 7312 by failing to develop and submit to the New York Superintendent a plan of demutualization that was fair and adequate. The plaintiffs seek equitable relief in the form of an order vacating and/or modifying the New York Superintendent’s order approving the Plan of Demutualization and/or directing the New York Superintendent to order MONY Life to increase the assets in the Closed Block, as well as unspecified monetary damages, attorneys’ fees and other relief.

In early January 2000, the MONY Group, MONY Life and the New York Superintendent wrote to the District Court seeking a pre-motion conference preliminary to the filing of a motion to dismiss the federal complaint on jurisdiction, federal abstention and timeliness grounds and for failure to state a claim. Following receipt of those letters, plaintiffs’ counsel offered voluntarily to dismiss their complaint, and a stipulation and order to that effect was thereafter filed and approved by the court.

On March 27, 2000, plaintiffs filed a new action in New York State Supreme Court bearing the same caption and naming the same defendants as the previously filed federal action. The state court complaint differed from the complaint previously filed in federal court in two primary respects. First, it no longer asserted a claim for damages against the New York Superintendent, nor did its prayer for relief seek entry of an order vacating or modifying the New York Superintendent’s decision or requiring the New York Superintendent to direct MONY Life to place additional assets into the Closed Block. Rather, it sought an accounting and an order from the Court directing MONY Life to transfer additional assets to the Closed Block.

Second, the new complaint contains claims for breach of contract and fiduciary duty, as well as new allegations regarding the adequacy of the disclosures contained in the Policyholder Information Booklet distributed to policyholders soliciting their approval of the plan of demutualization (which plaintiffs claimed violated both the Insurance Law and MONY Life’s fiduciary duties).

The MONY Group, MONY Life and the New York Superintendent moved to dismiss the sate court complaint in its entirety on a variety of grounds. On April 20, 2001, the New York Supreme Court granted both motions and dismissed all claims against the MONY Group, MONY Life and the New York Superintendent. On October 29, 2002, the New York State Appellate Division, First Department affirmed the dismissal of all claims against the MONY Group, MONY Life and the New York Superintendent. On November 8, 2002 plaintiffs filed a Motion with the New York Court of Appeals seeking permission to file an appeal from the Appellate Division’s decision. On January 9, 2003, the Court of Appeals denied plaintiffs’ motion, thereby concluding the litigation.

(ii) In July 2002, pursuant to a jury verdict, the Company was found liable and ordered to pay a former joint venture partner some of the proceeds distributed to the Company from the disposition of a real estate asset in 1999, which was formerly owned by the joint venture. As a result of the verdict, which the Company is appealing, the Company recorded a charge aggregating $13.7 million pre-tax in its results of operations for the quarter ended June 30, 2002. Approximately, $6.8 million of this charge is reflected in the income statement caption entitled “net realized losses” because it represents the return of proceeds originally included in the determination of the realized gain recognized by the Company in 1999 upon receipt of the aforementioned distribution. The balance of the charge, which is reflected in the income statement caption entitled “other operating costs and expenses” represents management’s best estimate of the interest that the court will require the Company to pay its former joint venture partner, as well as legal costs.

(iii) In December 2002 federal securities regulators (SEC) and self-regulatory organizations (NASD) directed all broker-dealers, including the Company, to evaluate their procedures with respect to mutual fund sales charge breakpoints. Management does not believe that the outcome of its evaluation, including any determination it may make with respect to sales charges paid by its customers, will have a material adverse effect on the Company’s results of operation, cash flows, or financial position.

(iv) It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of the settlement, or re-evaluation of, the matters discussed above. Management believes, however, that the ultimate payments in connection with such matters should not have a material adverse affect on the Company’s financial statements. In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages) in connection with its business. In the opinion of management of the Company, resolution of contingent liabilities, income taxes and other matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

The information required by this Item is omitted pursuant to General Instruction I(2)(c).

PART II

Item 5.    Market For Registrant’s Common Equity and Related Shareholder Matters.

There is no established public trading market for our membership interests. Our sole membership interest is held by MONY Group.

Approximately $232,600,000 of the proceeds from the issuance of the Notes were used to make a one-time distribution to MONY Group to be used for general corporate purposes. While MONY Holdings is not itself subject to any significant legal prohibitions on distributions, MONY Life is subject to regulatory constraints in paying dividends imposed by New York insurance law.

Item 6.    Selected Financial Data.

The information required by this Item is omitted pursuant to General Instruction I(2)(a).

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this Item is presented in a condensed disclosure format pursuant to General Instructions I(2)(a) to Form 10K

Organization and Business

We were formed as a downstream, wholly-owned, holding company of MONY Group on February 27, 2002 for the purpose of issuing debt tied to the performance of the Closed Block Business within MONY Life (see Note 8 of the GAAP Interim Condensed Consolidated Financial Statements of MONY Holdings, LLC and Subsidiary for an explanation of the Closed Block Business), a wholly-owned and principal operating subsidiary of MONY Group. On April 30, 2002, concurrent with the commencement of our operations, we, in a structured financing tied to the performance of the Closed Block Business within MONY Life, issued $300.0 million of floating rate insured debt securities (which we refer to as the old notes) in a private placement and MONY Group, pursuant to the terms of the structured financing, transferred all of its ownership interest in MONY Life to us. Other than activities related to servicing the old notes in accordance with the indenture and our ownership interest in MONY Life, we have no operations and engage in no other activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of MONY Holdings (Generally Accepted Accounting Principles) — Liquidity” for further information.

MONY Life provides life insurance, annuities, corporate-owned and bank-owned life insurance, mutual funds, securities brokerage, asset management, business and estate planning, and trust products and services. MONY Life distributes its products and services to individuals and institutional clients through a career agency sales force operated by its principal life insurance subsidiary and financial advisors and brokers of its securities broker-dealer and mutual fund subsidiaries (which we refer to as Proprietary Distribution). In addition, MONY Life distributes its products and services through complementary distribution channels (which we refer to as Complementary Distribution), which principally consist of independent third-party insurance brokerage general agencies and securities broker-dealers, as well as its corporate marketing team. MONY Life principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico and currently insures or provides other financial services to more than one million people.

MONY Life’s principal wholly-owned direct and indirect operating subsidiaries include: (i) MONY Life Insurance Company of America, an Arizona domiciled life insurance company, (ii) Enterprise Capital Management, a distributor of both proprietary and non-proprietary mutual funds, (iii) U.S. Financial Life Insurance Company, an Ohio domiciled insurer underwriting specialty risk life insurance business, (iv) MONY Securities Corporation, a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force, (v) Trusted Securities Advisors Corp., which distributes investment products and services through a network of accounting professionals, (vi) MONY Brokerage, Inc., a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so they can meet the insurance and investment needs of their customers, and (vii) MONY Life Insurance Company of the Americas, Ltd., which provides life insurance, annuity and investment products to nationals of certain Latin American countries.

Refer to Note 7 of the Generally Accepted Accounting Principles Consolidated Financial Statements of MONY Holdings LLC and Subsidiary and Note 3 of the Generally Accepted Accounting Principles Interim Condensed Consolidated Financial Statements of MONY Holdings LLC and Subsidiary included herein for information regarding our business and reportable segments.

General Factors Affecting Profitability

We derive our revenues principally from:

(a)	• premiums on individual life insurance,

(b)	• insurance, administrative and surrender charges on universal life and annuity products,

(c)	• asset management fees from separate account and mutual fund products,

(d)	• net investment income on general account assets,

(e)	• the Group Pension Profits, (See Note 11 to the Generally Accepted Accounting Principles Consolidated Financial Statements of MONY Holdings), and

(f)	• commissions from securities and insurance brokerage operations.

Our expenses consist of:

(g)	• insurance benefits provided to policyholders,

(h)	• interest credited on policyholders’ account balances,

(i)	• dividends to policyholders,

(j)	• the cost of selling and servicing the various products sold by MONY Life, including commissions to sales representatives (net of any deferrals), and

(k)	• general business expenses.

Our profitability depends in large part upon:

(l)	• the amount of our assets and our third-party assets under management,

(m)	• the adequacy of our product pricing (which is primarily a function of competitive conditions, our ability to assess and manage trends in mortality and morbidity experience as compared to the level of benefit payments, and our ability to maintain expenses within pricing assumptions),

(n)	• the maintenance of our target spreads between credited rates on policyholders’ account balances and the rate of earnings on its investments,

(o)	• the persistency of our policies (which affects our ability to recover the costs incurred to sell a policy),

(p)	• our ability to manage the market and credit risks associated with our invested assets,

(q)	• returns on venture capital investments,

(r)	• the investment performance of our mutual fund and variable product offerings, and

(s)	• commission and fee revenue from securities brokerage and investment banking operations.

External factors, such as legislation and regulation of the insurance marketplace and products, may also affect our profitability.

Potential Forward Looking Risks Affecting Profitability

The results of operations of our businesses, particularly the businesses comprising our Accumulation Products segment, are highly sensitive to general economic and securities market conditions. These conditions include the level of valuations in the securities markets, the level of interest rates, consumer sentiment, the levels of retail securities trading volume, and the consensus economic and securities market outlook. Set forth below is a discussion of certain matters that may adversely impact our results of operations in the event of a continuation or worsening of current economic and securities market conditions, as well as other matters that could adversely affect our future earnings:

Further Declines in Securities Market Prices Could Reduce the Value of Certain Intangible Assets on the Company’s Balance Sheet

•

The Company Might Have to Amortize or Write-Off Deferred Policy Acquisition Costs Sooner Than Planned.    In accordance with GAAP, deferred policy acquisition costs (“DPAC”) (policy acquisition costs represent costs that vary with and primarily relate to the production of business, such as commissions paid to financial professionals and brokers) are amortized on a basis consistent with how earnings emerge from the underlying products that gave rise to such DPAC. Such amortization is calculated based on the actual amount of earnings that have emerged to date relative to management’s best estimate of the total amount of such earnings expected to emerge over the life of such business. This calculation requires the Company to make assumptions about future investment yields, contract charges, interest crediting rates, mortality rates, lapse rates, expense levels, policyholder dividends and policy duration. In addition, to the extent that the present value of estimated future earnings expected to emerge over the remaining life of the business is not sufficient to recover the remaining DPAC balance, GAAP requires that such excess DPAC amount be immediately charged to earnings. Accordingly, changes in the Company’s assumptions underlying DPAC or actual results that differ significantly from management’s prior estimates may materially affect the rate at which the Company amortizes or writes-off DPAC, which may materially affect its financial position and results of operations. Also, to the extent that circumstances lead management to conclude that the business, after writing off all DPAC, will not ultimately be profitable, the Company would be required to record its best estimate of the loss in the period such determination was made. While management believes such a scenario is unlikely, a sustained deterioration in the securities markets will significantly impact such determination and may require the Company to recognize a loss that could materially affect its financial position and results of operations.

At December 31, 2002 the carrying value of DPAC was $1.2 billion. Approximately $133.8 million of this amount pertains to the Company’s annuity in force business. The profit margins from this business, over which the related DPAC is amortized, are particularly sensitive to changes in assumed investment returns and asset valuations. With respect to the investment return assumptions which underlie the amortization of the Company’s annuity DPAC, the accounting policy applied, which is referred to as the “reversion to the mean” method, assumes a rate of return over the life of the business of 8.0%. In applying this method, the future assumed rate of return assumption is adjusted based on actual returns to date so that the ultimate rate of return over the expected life of the business is always 8.0%. However, the Company’s policy is to never exceed a future rate of return assumption in excess of 10.0%. Accordingly, the ultimate rate of return over the life of such business may be less than 8.0%. In addition, in applying the “reversion to the mean” method the Company’s policy does not provide for a floor on the assumed future rate of return. Accordingly, actual returns to date sufficiently in excess of the ultimate assumed rate of return of 8.0% may result in a future rate of return assumption that could actually be negative.

While the Company’s current best estimate for the ultimate investment return underlying this business is 8.0%, a continuing deterioration in the securities markets (whether with regard to investment returns or asset valuations) could require the Company to revise it’s estimate of the ultimate profitability of this business. This could result in accelerated amortization and/or a charge to earnings to reflect the amount of DPAC which may not be recoverable from the estimated present value of future profits expected to emerge from this business. Such an event, should it occur, may materially affect the Company’s financial position and results of operations.

During 2002, the Company revised its estimate of the ultimate amount of gross profits to be earned from its annuity in force block of business. This revision reflects the decline in annuity in force account values during the year due primarily to the deterioration of the equity securities markets. As a result of this revised estimate, the Company recorded a charge of $16.3 million during 2002 to reflect the amount of DPAC amortization that should have been recorded through December 31, 2002 based on the Company’s best estimate of the ultimate gross profits from the annuity in force business. In addition, the Company recorded a charge of $1.6 million representing its best estimate of the amount of annuity in force DPAC that is not recoverable based on the estimated present value of future gross profits expected to emerge from this business.

The Company’s calculation of annuity product DPAC asset balances as of December 31, 2002 incorporates an assumption of 10% returns in 2003 and later for all funds underlying variable annuity products. This assumption is consistent with the “reversion to the mean” method described above. The assumption of future returns impacts the Company’s expectation of both future fee income and future expenses, including the cost of the death benefit guarantees. The Company’s anticipated earnings for 2003, which were disclosed at its Investment Community meeting on January 16, 2003 were predicated on a 7% return, which built in $3.0 million of variable annuity DPAC unlocking. Within a narrow range, any deviation from 7% will change earnings by approximately $1.0 million per 1% change in return. For example, a return of 8% would lead to a $1 million gain relative to plan, and a return of 6% would lead to a $1 million loss. However, if returns fall substantially below 3 or 4%, we may need to take additional “loss recognition” writeoffs. These writeoffs have a larger immediate impact than DPAC unlocking, in that the entire amount of DPAC deemed non-recoverable must be written off at once, rather than over the life of the product. Every additional drop of 1% in this range would decrease earnings by approximately $2 million. For example, 2003 returns of 0% would decrease earnings by $9.0 million to $11.0 million.

The Company May Be Required to Recognize in its Earnings “Other Than Temporary Impairment” Charges on its Investments in Fixed Maturity and Equity Securities, as Well as Mark to Market Losses on Certain of its Venture Capital Investments

•	Management’s assessment of whether an investment in a debt or equity security is other than temporarily impaired is based primarily on the following factors:

•	management’s analysis of the issuer’s financial condition and trends therein,

•	the value of any collateral or guaranty,

•	the investment’s position in the issuer’s capital structure,

•	management’s analysis of industry fundamentals,

•	management’s assessment of the macro economic outlook, and

•	the consideration of other factors, including: any actions by rating agencies affecting the issuer, the period of time the fair value of a security has been at less than its cost, the Company’s expectations regarding the period of time required for a recovery of any current unrealized loss, and other relevant facts regarding the issuer.

Changes in the factors discussed above (particularly, a sustained or continuing decline in the prices of securities or a deterioration in the credit quality of issuers or a deterioration in industry or issuer fundamentals or in the macro economic outlook) may significantly affect the Company determination of whether a security is “other than temporarily impaired”, which may require the Company to recognize an “other than temporary impairment” charge that could be material to its financial position and results of operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Other Than Temporary Impairment Charges On Investments in Fixed Maturity Securities and Common Stocks.

The Company makes investments in partnerships specializing in venture capital investing. The Company’s investments are in the form of limited partnership interests. The Company generally limits these investments to no more than 2% to 3% of its total invested assets. In accordance with GAAP, certain of the Company’s investments in these partnerships are accounted for under the equity method of accounting, while the balance of the portfolio is accounted for at estimated fair value with changes in fair value recorded in other comprehensive income. Generally, substantially all the Company’s partnership investments acquired before May 1995 are accounted for at fair value, while those acquired after May 1995 are accounted for under the equity method of accounting. Because the underlying partnerships are required under GAAP to mark their investment portfolios to market and report changes in such market value through their earnings, the Company’s earnings will reflect the pro rata share of such mark to market adjustment if the Company accounts for the partnership investment under the equity method. With respect to partnerships accounted for at fair value, there will be no impact on the Company’s earnings until: (i) the underlying investments held by the partnership are distributed to the Company by the partnership, or (ii) the underlying investments held by the partnership are sold by the partnership and the proceeds distributed to the Company, or (iii) an impairment of the Company’s investment in the partnership is determined to exist. Historically, venture capital investments have had a significant impact on the Company’s earnings. The Company’s future earnings from venture capital investments could be adversely affected when market valuations deteriorate, which could materially affect the Company’s results of operations and financial position. At December 31, 2002, the carrying value of the Company’s venture capital investments was $186.2 million, of which $92.0 million is accounted for under the equity method and $94.2 million is accounted for at fair value.

Further Declines in Securities Market Prices Could Increase the Company’s Liabilities and Expenses

•

Certain of the Company’s annuity products have contractual provisions which guarantee minimum death benefits. These provisions require the Company to pay the beneficiary any excess of the guaranteed minimum benefit over the fund value of the annuity contract in addition to the payment of the fund value. It is the Company’s practice to establish reserves for the payment of any guaranteed minimum death benefit claims on the basis of its outlook for mortality experience and the amount at risk on the annuity contracts. At December 31, 2002, the Company’s net amount at risk (or the aggregate amount by which the guaranteed values exceeded the cash values of the Company’s in force annuity contracts) totaled approximately $776.0 million. At December 31, 2002, the Company carried a reserve of approximately $6.5 million with respect to such claims. However, additional reserves for such claims may need to be established, particularly if there is a sustained or continuing deterioration in the securities markets. In addition, the American Institute of Certified Public Accountants (“AICPA”) is deliberating the issuance of guidance concerning the establishment of such reserves. This guidance may require the Company to change its methodology for determining the amount of reserves that should be established for such claims. Accordingly, upon the adoption of any new guidance issued by the AICPA, the Company might then have to establish additional reserves.

Further Declines in Securities Market Prices Could Decrease Revenues

•	As discussed above under the caption General Discussion of Factors Affecting Profitability, revenues from the Company’s separate account and mutual fund products depend, in large part, upon the amount of assets it has under management. Accordingly, a continuing or sustained deterioration in the securities markets can adversely affect the Company’s revenues which could be material to its results of operations and financial position.

Continuing Weakness in the Securities Markets Could Result in Increased Pension Costs

•	As required under GAAP, both the rate of return assumption for 2002 on assets funding the Company’s pension liabilities and the discount rate used to determine those liabilities were established at the end of December 31, 2001. The Company made these assumptions on the basis of historic returns on such assets, its outlook for future returns, the long-term outlook for such returns in the marketplace, and yields available on high-quality corporate bonds. However, due to deteriorating economic conditions, the decline in securities market valuations and interest rates, the Company lowered both its assumed rate of return assumption from 10.0% to 8.0% and the discount rate assumption from 7.3% to 6.6% which will cause an increase in the Company’s net periodic pension expense in 2003 and thereafter. In addition, the deterioration of the securities markets during 2002 has resulted in a decline in the fair value of the assets funding the Company’s pension obligations. As a result, the Company’s net periodic pension expense will increase in 2003 and thereafter due to the requirement under GAAP to amortize unrealized gains and losses through net periodic pension costs over a period of time. The Company expects that the effect of changing the assumed rate of return on assets funding the Company’s pension liabilities and the decline in the fair value of such assets, as well as changing the discount rate, will result in lower earnings in 2003 of approximately $23.0 million before tax, as compared to those reported in 2002. In addition, a continuing deterioration in the securities markets may require further changes in the assumed rate of return on assets funding the Company’s pension liabilities and the discount rate, which may have a material adverse affect on the Company’s results of operations and financial position.

•	While the market value of assets exceeded the Company’s pension liabilities at December 31, 2002, any unfunded liability at December 31, 2003 will either cause the Company to contribute assets to the pension plan in an amount sufficient to eliminate any unfunded position or, as required by GAAP, the Company will be required to charge to comprehensive income the full amount of any prepaid benefit cost at such date. At December 31, 2002, prepaid benefit costs aggregated $151.0 million. While management expects that, in the event of an underfunded position, it would make a contribution to the Company’s pension to avoid such a charge to comprehensive income, this will ultimately depend upon the total amount of any such underfunding, which largely is dependent upon the market values of assets backing the pension plan, and the amount of pension plan liabilities, at December 31, 2003. It should be noted that, in the event a company is required to charge its prepaid benefit cost asset to comprehensive due to an underfunded position, in accordance with GAAP, a company may reestablish that asset if the market value of assets supporting the pension plan increase, the plan liabilities decrease, and/or subsequent contributions to the pension plan cause the plan be in a funded position.

Segments

The Company’s business is organized in two principal reportable segments: the “Protection Products” segment, and the “Accumulation Products” segment. Substantially all of the Company’s other business activities are combined and reported in the “Other Products” segment. Certain amounts, which are not allocated to the segments, are reported as reconciling items. Reconciling items are principally comprised of: (i) revenues and expenses associated with contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of MONY Holdings, since its formation and commencement of operations in 2002 — see Note 1 to the Consolidated Financial Statements, and (iii) certain charges associated with the Company’s reorganization activities in 2002 and 2001 — see “Reorganization and Other Charges” for further details. MONY Securities Corp. (“MSC”) is reported in the Company’s Other Products segment. Accordingly, segment disclosures for years prior to 2001 have been restated to conform to the current period presentation. See Note 7 to the Consolidated Financial Statements for further information regarding the Company’s reportable segments.

Critical Accounting Policies

Preparation of the Company’s financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) requires the application of accounting policies that often involve significant use of judgment. Differences between estimated and actual results and changes in facts and circumstances that cause management to revise its estimates may materially affect the Company’s results of operations and financial position.

The following is a discussion of the critical accounting policies that, in the Company’s view, require significant use of judgment. See Note 3 of the Consolidated Financial Statements for a complete description of the Company’s significant accounting policies.

Investments —

The Company records investments in fixed maturity securities and equity securities available for sale, trading account securities and certain investments in venture capital partnerships at fair value in its consolidated balance sheet. In most cases, the Company determines fair values using quoted market prices. However, the valuation of certain investments, such as private placement fixed maturity securities, requires the use of assumptions and estimates related to interest rates, default rates, and the timing of cash flows because quoted market prices are not available. At December 31, 2002, the carrying value of private placement fixed maturity securities was $3,173.0 million.

The Company records changes in the fair values of investments in fixed maturity and equity securities available for sale that are not considered to be “other than temporarily impaired” in other comprehensive income. The Company reports changes in the value of venture capital investments accounted for using the equity method and trading securities in the consolidated statement of operations. For investments the Company considers to be other than temporarily impaired, the Company records an impairment loss, which is reflected in realized gains (losses) on investments — see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Other Than Temporary Impairment Charges On Investments in Fixed Maturity Securities and Common Stocks. Determining whether a security is other than temporarily impaired requires the use of estimates and significant judgment. The Company’s financial position and results of operations are therefore affected by changes in circumstances that affect the value of these investments and the Company’s determination as to whether the investments are other than temporarily impaired.

The Company records mortgage loans on real estate at their unpaid principal balances, net of valuation allowances. Valuation allowances established for the excess of the carrying value of a mortgage loan over its estimated fair value when the loan is considered to be impaired. Mortgage loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Estimated fair value is based on either the present value of expected future cash flows discounted a the loan’s original effective interest rate, or the loan’s observable market price (if considered to be a practical expedient), or the fair value of the collateral if the loan is collateral dependent and if forecolosure of the loan is considered probable. In addition, the Company records an estimate for incurred but not reported defaults. The Company bases its estimate for incurred but not reported defaults on historical default rates and the current mortgage portfolio composition. The Company’s financial position and operating results are therefore sensitive to changes in the estimated cash flows from mortgages, (ii) the value of the collateral, and (iii) changes in the economic environment in general. At December 31, 2002 and 2001, the valuation allowance on these mortgage loans was $22.7 million and $28.4 million, respectively.

Deferred policy acquisition costs (“DPAC”) and insurance reserves —

The Company values DPAC and insurance reserves in accordance with the relevant GAAP pronouncements: generally Financial Accounting Standards Board (“SFAS”) 60 for term and whole life insurance products, SFAS 97 for universal life and investment-type contracts, and SFAS 120 for traditional participating life insurance contracts. The valuation of DPAC and insurance reserves requires management to assume future investment yields, mortality rates, lapse rates, expense levels, policyholder dividends and policy duration. For many of the Company’s products, amortization of DPAC varies with profit margins of the policies and contracts supporting the DPAC balances. The Company must periodically evaluate the recoverability of DPAC and the adequacy of its reserves based on historical and projected future results. Changes in management’s assumptions or actual results that differ significantly from management’s estimates may materially affect the Company’s financial position and results of operations — see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Potential Forward Looking Risks Affecting Profitability.

Litigation, contingencies and restructuring charges —

Accounting for litigation, contingencies and restructuring charges requires the Company to estimate the expected costs of events which have already occurred but which the Company has not completely resolved. As discussed in Note 16 to the Consolidated Financial Statements, the Company is party to various legal actions and proceedings in connection with its business. To the extent the losses are probable and reasonably estimable, the Company records liabilities related to these matters in accordance with the provisions of SFAS 5 and SFAS Interpretation 14. Judgments or settlements exceeding established loss reserves or changes in the circumstances requiring management to update its loss estimate may materially affect the Company’s financial position and results of operations.

As discussed in Note 24 to the Consolidated Financial Statements, in both 2002 and 2001 the Company established reserves related to the reorganization of certain of its businesses. These reserves are primarily related to the estimated costs of employee terminations and benefits, lease abandonments and other costs directly related to the Company’s reorganization plans and incremental to the Company’s normal operating costs. Although management does not expect significant changes to its reorganization plans, the actual costs related to these plans may differ from management’s estimates.

Other Significant Estimates —

In addition to the items discussed above, the application of GAAP requires management to make other estimates and assumptions. For example, accounting for pension and other post-retirement and post-employment benefits requires estimates of future returns on plan assets, expected increases in compensation levels and trends in health care costs. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Potential Forward Looking Risks Affecting Profitability. Also see Note 9 to the Consolidated Financial Statements. Another example is the recognition of deferred tax assets, which depends upon management’s assumptions with respect to the Company’s ability to realize the deferred tax benefit. See Note 10 to the Consolidated Financial Statements.

Reorganization and Other Charges

During the fourth quarter of 2002 and 2001, the Company recorded Reorganization and Other charges aggregating approximately $7.2 million and $144.4 million, respectively. Of these charges, $7.2 million and $19.1 million, respectively, met the definition of “restructure charges” as defined by Emerging Issues Task Force Consensus 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The 2002 restructure charge consisted of: (i) severance and related benefits resulting from headcount reductions of 161 and 26, respectively, in the Company’s home office and career agency system, respectively, as well as losses from abandonment of certain leased offices and equipment. The 2001 restructure charge consisted of severance and related benefits of $10.3 million resulting from headcount reductions of 117 and 240, in the Company’s home office and career agency system respectively, and $8.7 million of other miscellaneous items. The balance of the charge in 2001, $125.4 million, was unrelated to the Company’s restructure activities and consisted of: (i) impairments of certain invested assets and valuation related write-downs of private equity securities held in the Company’s equity method venture capital portfolio, (ii) the write-off of deferred sales charges in the Company’s mutual fund business to reflect revised estimates of recoverability which are principally due to the decline in the value of the Company’s internet funds, (iii) write-downs of certain information technology assets, and (iv) other miscellaneous items.

The following tables summarize the components of the aforementioned charges recorded during 2002 and 2001, respectively. None of the charges referred to below as “Reorganization Charges” have been allocated to the Company’s operating segments, however, the charges in 2001 referred to as “Other Charges” have been allocated to the Company’s operating segments. All Reorganization Charges incurred in 2002 and 2001 are reported as reconciling items.

2002:

	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges:
Severance benefits and incentive compensation	$6.1	$—	$6.1
Leased offices and equipment	1.1	—	1.1

Total Reorganization Charges before tax(1)	$7.2	$—	$7.2

Total Reorganization Charges after tax	$4.7	$—	$4.7

(1)	All of the reorganization charges recorded in 2002 meet the definition of “restructuring charges” as defined by EITF 94-3.

2001:

	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges:
Severance benefits and incentive compensation	$22.8	$—	$22.8
Leased offices and equipment	8.7	—	8.7
Deferred policy acquisition costs	17.0	—	17.0
Other	8.3	—	8.3

Subtotal — Reorganization Charges	56.8	—	56.8
Other Charges:
Asset impairments and valuation related write-downs	29.9	20.1	50.0
Deferred Sales Charges	7.0	—	7.0
Information technology assets	9.4	—	9.4
Other	21.2	—	21.2

Subtotal — Other Charges	67.5	20.1	87.6

Total — Reorganization and Other Charges before tax	$124.3	$20.1	$144.4

Total — Reorganization and Other Charges after tax	$80.8	$13.1	$93.9

All charges referred to as Reorganization Charges included in the table above, except $17.0 million related to deferred policy acquisition costs in 2001 and $5.3 million related to investment expenses in 2001, are included in “Other operating costs and expenses” in the Company’s 2001 consolidated income statement.

The following table indicates the line items in the Company’s consolidated and segmented income statements for the year ended December 31, 2001 that the Other Charges in the table above are reflected in.

	Protection	Accumulation	Other	Reconciling	Total
	($ in millions)
Premiums	$1.0	$—	$—	$—	$1.0
Net investment income	20.3	3.8	3.1	5.3	32.7
Group pension profit	2.5	—	—	—	2.5
Benefits to policyholders	1.8	3.9	—	—	5.7
Amortization of deferred policy acquisition costs	—	2.0	—	17.0	19.0
Other operating costs and expenses	17.6	10.3	1.0	34.5	63.4

Total Other Operating Charges	43.2	20.0	4.3	56.8	124.3

Net realized losses on investments	14.9	2.8	2.4	—	20.1

Total Other Charges	$58.1	$22.8	$6.7	$56.8	$144.4

Set forth below is certain information regarding the liability recorded in connection with the Company’s restructuring actions during 2002 and 2001, as well as the changes therein. Such liability is reflected in Accounts Payable and Other Liabilities on the Company’s consolidated statements of financial position.

	December 31, 2001	Charges	Cash Payments	Change in Reserve Estimates	December 31, 2002
	($ in millions)
Restructuring Charges Liability:
Severance benefits	$8.1	$6.1	$(5.4)	$(1.0)	$7.8
Other restructure charges	4.5	1.1	(1.2)	—	4.4

Total Restructuring Charges Liability	$12.6	$7.2	$(6.6)	$(1.0)	$12.2

Summary of Financial Results

The following tables present the Company’s consolidated and segment results of operations for the years ended December 31, 2002, 2001 and 2000. The financial information herein is presented in accordance with GAAP unless otherwise noted.

Results of Operations

For the Year Ended December 31, 2002

	Protection	Accumulation	Other	Reconciling(1)	Consolidated
	($ in millions)
Revenues:
Premiums	$662.9	$11.6	$15.9	$—	$690.4
Universal life and investment-type policy fees	152.1	46.8	1.6	—	200.5
Net investment income	590.6	82.4	29.9	24.2	727.1
Realized (losses)/gains on investments	(119.5)	(23.2)	(8.4)	0.1	(151.0)
Group Pension Profits(4)	82.3	—	—	—	82.3
Other income	1.7	96.1	60.7	10.8	169.3

Total revenue	1,370.1	213.7	99.7	35.1	1,718.6

Benefits and Expenses:
Benefits to policyholders	729.7	41.9	21.6	9.9	803.1
Interest credited to policyholders’ account balances	64.5	46.0	8.8	—	119.3
Amortization of deferred policy acquisition costs	110.3	45.8	—	—	156.1
Dividends to policyholders	185.6	1.2	1.2	—	188.0
Other operating costs and expenses	226.6	119.4	83.3	45.4	474.7

Total expenses	1,316.7	254.3	114.8	55.4	1,741.2

Income/(loss) from continuing operations before income tax	$53.4	$(40.6)	$(15.2)	$(20.2)	(22.6)

Income tax benefit					7.8

Net loss from continuing operations					(14.8)
Discontinued Operations: Loss from real estate to be disposed of, net of income tax benefit of $1.4 million					(2.5)

Net loss					$(17.3)

Results of Operations

For the Year Ended December 31, 2001

	Protection	Accumulation	Other	Reconciling(2)	Consolidated
	($ in millions)
Revenues:
Premiums	$675.5	$5.3	$14.5	$—	$695.3
Universal life and investment-type policy fees	151.6	54.7	0.9	—	207.2
Net investment income	565.6	70.5	22.1	18.7	676.9
Realized losses on investments	(6.2)	(1.9)	(4.2)	—	(12.3)
Group Pension Profits(4)	30.7	—	—	—	30.7
Other income	16.1	107.4	57.5	8.1	189.1

Total revenue	1,433.3	236.0	90.8	26.8	1,786.9

Benefits and Expenses:
Benefits to policyholders	754.5	34.1	20.6	5.5	814.7
Interest credited to policyholders’ account balances	60.6	41.3	8.6	—	110.5
Amortization of deferred policy acquisition costs	115.7	26.1	—	17.0	158.8
Dividends to policyholders	233.9	1.6	1.1	—	236.6
Other operating costs and expenses	245.5	127.2	87.3	59.4	519.4

Total expenses	1,410.2	230.3	117.6	81.9	1,840.0

Income (loss) before income taxes	$23.1	$5.7	$(26.8)	$(55.1)	(53.1)

Income tax benefit					19.1

Net loss					$(34.0)

(1)	Amounts reported as “reconciling” in 2002 primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of MONY Holdings, (iii) charges totalling $7.2 million pre-tax relating to the Company’s reorganization and (iv) a $1.5 million reversal of certain reserves associated with the reorganization charge recorded in 2001. See “Reorganization and Other Charges”.
(2)	Amounts reported as “reconciling” in 2001 primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) charges totaling $56.8 million pre-tax relating to the Company’s reorganization. See “Reorganization and Other Charges”.
(3)	Amounts reported as “reconciling” in 2000 primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans.
(4)	See Note 11 to the Consolidated Financial Statements.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Premiums —

Premium revenue was $690.4 million for 2002, a decrease of $4.9 million, or 0.7%, from $695.3 million reported for 2001. The decrease was primarily the result of lower premiums in the Protection Products segment of $12.6 million partially offset by increases in the Accumulation Products and Other Products segments of $6.3 million and $1.4 million, respectively. The following table summarizes the components of premiums recorded in the Protection Products segment for the years ended December 31, 2002 and 2001, respectively, which represents 96% and 97%, respectively, of the Company’s total premiums on a consolidated basis.

	Year Ended December 31,
	2002	2001
	($ in millions)
Individual Life:
Single premiums	$130.4	$143.3
New premiums	18.7	15.1
Renewal premiums	471.2	491.6
Premiums ceded	(40.4)	(35.0)

Total premiums, excluding USFL and other	579.9	615.0
USFL	83.3	60.0

	663.2	675.0
Other:	(0.3)	0.5

Total Protection Products segment	$662.9	$675.5

Premium revenue in the Protection Products segment, excluding USFL, decreased $35.9 million, primarily due to a reduction in single and renewal premiums on individual life of $12.9 million and $20.4 million, respectively. The decrease in premiums is primarily attributable to a reduction of the in-force block.

USFL’s premiums were $83.3 million and $60.0 million for the years ended December 31, 2002 and 2001, respectively. The increase in USFL’s premiums is primarily due to higher new premiums on special risk insurance products attributable to the increased penetration of the broker market into more states and an increase in renewal premiums.

The increase premiums in the Accumulation Products segment from $5.3 million to $11.6 million was primarily due to an increase in life contingent immediate annuity sales while the increase in the Other Products segment from $14.5 million to $15.9 million was primarily attributable to an increase in assumed premiums from the U.S. Servicemen’s Group Life Insurance Pool (“SEGLI”).

Universal life and investment-type product policy fees —

Universal life and investment-type product policy fees were $200.5 million for 2002, a decrease of $6.7 million, or 3.2%, from $207.2 million reported for 2001. The decrease was primarily a result of lower fees in the Accumulation Products segment of $7.9 million, partially offset by higher fees in the Protection Products and Other Products segments of $0.5 million and $0.7 million, respectively. The decrease in the Accumulation Products segment is primarily due to lower Flexible Premium Variable Annuity (“FPVA”) mortality and expense charges of $7.5 million due to lower separate account fund balances. Annuity assets under management were $4.0 billion as of December 31, 2002 compared to $4.6 billion at December 31, 2001. The increase in the Protection Products segment is primarily due to an increase of $9.8 million in Variable Universal Life (“VUL”) relating to an increase in that block of business and a decrease of $1.5 million relating to certain reinsurance attributable to Protection Products. This was partially offset by decreases in Universal Life (“UL”) and Corporate Sponsored Variable Universal Life (“CSVUL”) fees of $5.2 million and $5.1 million, respectively. The decrease in UL fees is due to lower Cost of Insurance (“COI”) charges attributable to the overall decline in UL business, and the decrease in CSVUL fees is primarily due to lower renewal premiums.

Net investment income and realized gains on investments —

Net investment income was $727.1 million for the year ended December 31, 2002, an increase of $50.2 million, or 7.4%, from $676.9 million reported in the prior year. The increase in net investment income primarily consisted of: (i) a $41.9 million increase in income from investments in venture capital partnerships to $6.5 million for the year ended December 31, 2002, from a loss of $35.4 million reported for the year ended December 31, 2001 (See “Investments — Limited Partnership Interests”) (ii) a $6.5 million increase in income from real estate investments, and (iii) additional earnings from the increase in invested assets which was substantially offset by a decline in interest rates. The annualized yield on the Company’s invested assets, including limited partnership interests, before and after realized gains/(losses) on investments was 6.6% and 5.2%, respectively, for the year ended December 31, 2002, as compared to 6.2% and 6.1%, respectively, for the year ended December 31, 2001. See “— Investments — Investment Yields by Asset Category.”

As of December 31, 2002, the Company had approximately $3.3 million of additional unrealized pre-tax gains related to venture capital limited partnership investments accounted for at fair value that may be recognized in future earnings subject to market fluctuation. The amount is reflected in other comprehensive income.

Net realized losses were $151.0 million for the year ended December 31, 2002, an increase of $138.7 million, from losses of $12.3 million reported in the prior year. The increase in realized losses primarily consisted of other than temporary impairment charges on fixed maturity and equity securities of $115.5 million and $38.5 million, respectively, valuation allowance taken on real estate properties of $26.7 and a $6.8 million litigation loss related to a specific joint venture real estate partnership, offset by gains from sales of investments and prepayments on fixed maturity securities of $38.2 million. See “— Investments — Other Than Temporary Impairment Charges on Investments in Fixed Maturity Securities and Common Stocks and See Note 16 to the Consolidated Financial Statements.

	For the Year Ended December 31,
	2002	2001
	($ in millions)
Fixed maturity securities	$(79.3)	$(2.6)
Equity securities	(38.7)	(7.8)
Real estate	(32.1)	(5.4)
Mortgage loans	(3.0)	9.3
Other	2.1	(5.8)

Total realized losses	$(151.0)	$(12.3)

Group Pension Profits —

Group Pension Profits (which ceased as of December 31, 2002 — see Note 11 to the Consolidated Financial Statements), of $82.3 million for the year ended December 31, 2002 include earnings of $54.1 million from the final payment due from Aegon USA, Inc. (“AEGON”)( “Final Value Payment”) in connection with the expiration of the Group Pension Transaction at December 31, 2002. Excluding the Final Value Payment, Group Pension Profits for the year ended December 31, 2002 were $28.2 million, a decrease of $2.5 million, as compared to $30.7 million recorded in the prior year. The decrease primarily resulted from the continuing runoff of the group pension in force business transferred by the Company pursuant to the Group Pension Transaction.

Refer to Note 11 of the Consolidated Financial Statements included herein for information regarding the Group Pension Transaction, the Group Pension Profits and the Final Value Payment, along with certain summary financial information relating thereto.

Other income —

Other income (which consists primarily of fees earned by the Company’s mutual fund management and insurance brokerage operations, as well as certain asset management fees, and other miscellaneous revenues) was $169.3 million for 2002, a decrease of $19.8 million from $189.1 million reported in the prior comparable year. The following table summarizes the components of other income recorded in the Protection Products segment for the years ended December 31, 2002 and 2001, respectively:

	For the Year Ended December 31,
	2002	2001
	($ in millions)
Corporate Owned Life Insurance (“COLI”)	$(11.5)	$(3.7)
Reinsurance allowances	12.1	13.5
Other miscellaneous	1.1	6.3

Total Protection Products segment	$1.7	$16.1

The Company purchased a COLI contract to provide a funding mechanism for its non-qualified deferred compensation liabilities. The investments in the COLI contract are structured to substantially hedge the changes in the Company’s non-qualified deferred compensation liabilities. The change in such liabilities is reflected in the statement of income and comprehensive income caption entitled “other operating costs and expenses.” In 2002, the change in the cash surrender value of the COLI contract allocated to the Protection Products segment was $(11.5) million compared to $(3.7) million in 2001. In addition, there was a decrease in investment management fees.

The decrease in the Accumulation Products segment is due primarily to an $11.1 million decrease in commission revenue earned by Enterprise and a $1.4 million decrease in the change in the cash surrender value of the COLI contract allocated to the Accumulation Product segment, partially offset by a $2.1 million increase in other miscellaneous revenues. For reporting purposes, the results of the COLI contract are allocated among the segments. The increase in the Other Products segment is primarily due to increased revenues from the Company’s insurance brokerage subsidiary. The increase in reconciling amounts is primarily due to higher revenue attributable to the Company’s employee benefit plans.

Benefits to policyholders —

Benefits to policyholders were $803.1 million for 2002, a decrease of $11.6 million, or 1.4%, from $814.7 million reported for 2001. The decrease consisted primarily of lower benefits of $24.8 million in the Protection Products segment offset by higher benefits in the Accumulation Products segment, Other Products segment and reconciling amounts of $7.8 million, $1.0 million and $4.4 million, respectively. The decrease of $24.8 million in the Protection Products segment was due primarily to lower benefits of $35.3 million and $2.7 million on individual life and VUL business, respectively, partially offset by an increase in benefits related to UL business of $13.3 million. The decrease in individual life is due to lower death benefits, surrenders, and reserves, primarily in the Closed Block, as a result of better mortality and improved persistency, while the decrease in VUL is primarily attributable to lower death benefits, net of reinsurance. The increase in UL business in primarily attributable to poor mortality. The increase in the Accumulation Products segment is primarily due to higher supplementary contract and individual annuity reserves of $1.2 million and $5.1 million, respectively, coupled with higher benefit reserves of $0.8 million on the Company’s FPVA products as compared to the prior year. The increased reserves are attributable to higher sales of accumulation products and higher provisions for guaranteed minimum death benefits on the Company’s FPVA products due to unfavorable market conditions and the decline in assets under management. The increase in reconciling amounts is due to higher costs attributable to the Company’s employee benefit plans.

Interest credited to policyholders’ account balances —

Interest credited to policyholders’ account balances was $119.3 million for 2002, an increase of $8.8 million, or 8.0%, from $110.5 million reported for the comparable prior year. The increase is primarily attributable to higher interest crediting of $3.9 million in the Protection Products segment, $4.7 million in the Accumulation Products segment and $0.2 million in the Other Products segment. The increase in the Protection Products segment is primarily related to higher interest crediting on CSVUL of $3.0 million primarily due to higher general account fund values. The increase in the Accumulation Products segment is primarily attributable to higher interest crediting of $7.3 million on FPVA business and $2.0 million on the new Flexible Premium Deferred Annuity (“FPDA”) product, partially offset by decreased interest crediting on supplemental contracts, Single Premium Deferred Annuity (“SPDA”) business, and other annuity contract business of $2.0 million, $1.9 million and $0.5 million, respectively. The increase in interest crediting on FPVA is related to higher general account fund balances. The decrease in interest crediting on supplemental contracts is attributable to lower interest rates. The decrease on SPDA and other annuity contract business is due to the continued run-off of these products.

Amortization of deferred policy acquisition costs —

Amortization of deferred policy acquisition costs (“DPAC”) was $156.1 million for 2002, a decrease of $2.7 million, or 1.7%, from $158.8 million reported for 2001. The decrease was primarily due to lower amortization of $5.4 million in the Protection Products segment and $17.0 million in reconciling amounts, partially offset by an increase of $19.7 million in the Accumulation products segment. The decrease in the Protection Products segment was primarily due to lower amortization in the Closed Block of $10.4 million due to the run-off of this block of business and the implementation of SOP 00-3 in 2001. In addition the UL product line had lower amortization line of $3.5 million due to unfavorable mortality. The GUL product line had lower amortization of $1.5 million. This was partially offset by increased amortization in the VUL and term product lines of $4.4 million and $2.0 million, respectively as these blocks of business continue to grow. The decrease of $17.0 million in reconciling amounts relates to reorganization and other charges recorded during the fourth quarter of 2001. See Note 23 to the Consolidated Financial Statements. Of the $17.0 million, approximately $13.0 million represented a write-off of DPAC in the Company’s international insurance subsidiary to reflect reduced expectations of future profitability due primarily to revised business strategies, and approximately $4.0 million represented the write-off of DPAC on the Company’s GUL business. The increase in the Accumulation Products segment is due to higher amortization in the FPVA product caused by an acceleration of amortization. Amortization in the FPVA product line was lower primarily due to a decline in variable annuity assets under management and lower expected future profit margins.

Dividends to policyholders —

Dividends to policyholders (all but a deminimus amount of which are recorded in the Protection Products segment) were $188.0 million for the year ended December 31, 2002, a decrease of $48.6 million, or 20.5%, from $236.6 million reported in the comparable prior year. Dividends to policyholders can be broken down into two components, namely policyholder dividends payable in the current year and the change in the deferred dividend liability. The $48.6 million decrease in dividends to policyholders was due to a year over year decrease of $35.8 million in the deferred dividend liability, and a year over year decrease of $12.8 million in dividends paid to policyholders.

Due to a reduction in the dividend scale effective January 1, 2002, policyholder dividends payable during the year ended December 31, 2002 were $202.6 million, a decrease of $12.8 million, or 5.9%, from $215.4 million reported in the comparable prior year period. The dividend scale reduction reflects lower forecasted ultimate profitability of the Closed Block due primarily to declines in the interest rate environment for fixed income assets. Determination of dividends paid to policyholders in the Closed Block is based on a forecast of the ultimate profitability of the Closed Block over its remaining expected life. The purpose of reducing or increasing dividends to policyholders in the Closed Block is to attempt to align the payment of such dividends to the emergence of expected profits from the Closed Block. (See Note 2 to the Consolidated Financial Statements).

As required under accounting principles generally accepted in the United States of America (“GAAP”), actual Closed Block earnings in excess of expected Closed Block earnings inure solely to the benefit of policyholders in the Closed Block and, accordingly, are recorded as an additional liability to Closed Block policyholders. Expected cash flows from the in force policies in the Closed Block were forecasted for each year over the estimated life of the policies in the Closed Block in order to determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for payment of policyholder liabilities and dividends in the Closed Block, as well as certain expenses, as more fully discussed in Note 2 to the Consolidated Financial Statements. The expected emergence of earnings from such cash flows is referred to as the “glide path earnings”. The aforementioned additional liability (which represents the actual Closed Block earnings in excess of expected Closed Block glide path earnings) is referred to as the deferred dividend liability. Due to the recognition of realized losses from “other than temporary impairment” changes on invested assets during the fourth quarter, the actual experience of the Closed Block earnings was less than expected. The deferred dividend liability was $33.2 million at December 31, 2002.

Other operating costs and expenses —

Other operating costs and expenses were $474.7 million for 2002, a decrease of $44.7 million, or 8.6%, from $519.4 million for 2001. The decrease is primarily attributable to decreases in the Protection Products segment, Accumulation Products segment, Other Products segment and reconciling amounts of $18.9 million, $7.8 million, $4.0 million and $14.0 million, respectively. The decreases in the Protection Products and Accumulation Products segments are primarily attributable to lower compensation and other miscellaneous expenses of $18.6 million and $9.7 million, respectively, partially offset by higher costs related to the Company’s employee benefit plans of $6.6 million and $2.0 million, respectively. The decrease in reconciling amounts relates primarily to a decrease in reorganization charges of $27.0 million (see Note 24 to the Consolidated Financial Statements), partially offset by an increase in interest expense of $13.1 million. The increased interest expense relates primarily to the issuance of the Insured Notes on April 30, 2002. See Notes 19 and 20 to the Consolidated Financial Statements.

The Company recorded a federal income tax benefit in 2002 of $7.8 million, compared to a federal income tax benefit $19.1 million recorded in 2001. The Company’s effective tax rate was approximately 35.0% in 2002 and 2001.

Results of Operations of the Closed Block

The results of operations of the Closed Block are combined with the results of operations outside the Closed Block in the Protection Products segment in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Set forth below is a discussion and analysis of the results of operation of the Closed Block for the periods indicated.

	For the years ended December 31,
	2002	2001
	($ in millions)
Premiums	$509.1	$551.4
Net investment income	396.5	397.6
Net realized (losses) gains	(51.4)	6.0
Other income	2.2	2.4

Total revenues	856.4	957.4

Benefits to policyholders	566.8	606.9
Interest credited to policyholders’ account balances	8.6	8.9
Amortization of Deferred Policy Acquisition Costs	49.1	59.4
Dividends to policyholders	185.5	233.1
Other operating cost and expenses	6.1	7.0

Total benefits and expenses	816.1	915.3

Contribution from the Closed Block	$40.3	$42.1

No new policies have been added to the Closed Block subsequent to MONY Life’s demutualization. Therefore, we expect the revenues and benefits related to the Closed Block to decrease over time as the in-force business declines. This is consistent with the “glide path” established in connection with MONY Life’s plan of demutualization.

Closed Block — Year ended December 31, 2002 compared to Year Ended December 31, 2001

Premiums

Premiums were $509.1 million for the year ended December 31, 2002, a decrease of $42.3 million from $551.4 million reported in the prior year. Excluding reinvested dividends, premiums decreased by approximately $28.1 million, or 6.8%, which is in line with the expected runoff of the in force business in the Closed Block. Premiums from reinvested dividends decreased by $14.1 million primarily due to a reduction in the dividend scale effective January 1, 2002.

Net investment income and realized gains (losses)

Net investment income was $396.5 million for the year ended December 31, 2002, a decrease of $1.1 million, from $397.6 million reported in the prior year. The decrease in net investment income reflects the declines in the interest rate environment for fixed income assets.

Net realized losses were $51.4 million for the year ended December 31, 2002, a decrease of $57.4 million, from gains of $6.0 million reported for the corresponding prior year. The following table sets forth the components of net realized gains (losses) by investment category for the years ended December 31, 2002 and 2001.

	For the Year Ended December 31,
	2002	2001
	($ in millions)
Fixed maturity securities	$(46.8)	$3.2
Mortgage loans	(4.6)	2.8

Total realized (losses)/gains	$(51.4)	$6.0

Benefits to policyholders

Benefits to policyholders were $566.8 million for the year ended December 31, 2002, a decrease of $40.1 million, from $606.9 million reported in the comparable prior year. The decrease principally resulted from: (i) lower death benefits of $14.7 million, as compared to the prior year as a result of improvements in mortality experience (death benefits were $173.1 million and $187.8 million for the years ended December 31, 2002 and 2001, respectively), and (ii) a decrease in surrender benefits of $10.6 million, as compared to the prior year as a result of an improvement in persistency experience (surrender benefits were $345.2 million and $355.8 million for the years ended December 31, 2002 and 2001, respectively) and (iii) a $14.6 million decrease in the change in reserves, compared to the comparable prior year results (changes in reserves were $39.1 million and $53.7 million for the years ended December 31, 2002 and 2001, respectively).

Interest credited to policyholders’ account balances

Interest credited to policyholders account balances was $8.6 million for the year ended December 31, 2002 a decrease of $0.3 million from $8.9 million reported in the prior year. The decrease in interest crediting is primarily due to a decrease in interest crediting on overdue policy claims.

Amortization of deferred policy acquisition costs

Amortization of DPAC was $49.1 million for the year ended December 31, 2002, a decrease of $10.3 million, compared to $59.4 million reported in the prior year. The $10.3 million decrease in amortization is due principally to the run-off of this block of business and the implementation of SOP 00-3 in 2001 — see “Dividends to policyholders” below for an explanation of the deferred dividend liability.

Dividends to policyholders

Dividends to policyholders were $185.5 million for the year ended December 31, 2002, a decrease of $47.6 million compared to $233.1 million reported in the prior year. Dividends to policyholders can be broken down into two components, namely policyholder dividends payable in the current year and the change in the deferred dividend liability. The decrease in dividends to policyholders was due to a year over year decrease of $35.8 million in the deferred dividend liability and a year over year decrease of $11.8 million in dividends paid to policyholders.

Due to a reduction in the dividend scale effective January 1, 2002, policyholder dividends payable during 2002 were $199.7 million, a decrease of $11.8 million from $211.5 million reported in the prior year. The dividend scale reduction reflects lower forecasted ultimate profitability of the Closed Block due primarily to declines in the interest rate environment for fixed income assets. Determination of dividends paid to policyholders in the Closed Block is based on a forecast of ultimate profitability of the Closed Block over its remaining expected life. The purpose of reducing or increasing dividends to policyholders in the Closed Block is to attempt to align the payment of such dividends to the emergence of expected profits from the Closed Block. (See Note 2 to the Consolidated Financial Statements)

As required under GAAP, actual Closed Block earnings in excess of expected Closed Block earnings inure solely to the benefit of policyholders in the Closed Block and, accordingly, are recorded as an additional liability to Closed Block policyholders. Expected Closed Block earnings were forecasted for each year over the estimated life of the policies in the Closed Block in order to determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for payment of policyholder liabilities and dividends in the Closed Block, as well as certain expenses, as more fully discussed in Note 2 to the Consolidated Financial Statements. The expected emergence of earnings from such cash flows is referred to as the “slide path earnings.” The aforementioned additional liability (which represents the actual Closed Block earnings in excess of the expected Closed Block glide path earnings) is referred to as the deferred dividend liability. Due to the recognition of realized losses from “other than temporary impairment” charges on invested assets during the fourth quarter, the actual experience of the Closed Block earnings was less than expected. See “— Net Investment Income and Realized Gains/(Losses) above.” The deferred dividend liability was $33.2 million at December 31, 2002.

Other operating cost and expenses

Other expenses were $6.1 million for the year ended December 31, 2002, a decrease of $0.9 million from $7.0 million reported in the prior year. The decrease is primarily attributable to a decrease in premium taxes as a result of lower premiums.

New Business Information

The table below and the discussion that follows present certain information with respect to the Company’s sales of protection, accumulation, and retail brokerage and investment banking products and services during the years ended December 31, 2002, 2001 and 2000 by source of distribution. Management uses this information to measure the Company’s sales production from period to period by source of distribution. The amounts presented with respect to life insurance sales represent annualized statutory-basis premiums. Annualized premiums in the Protection Products segment represent the total premium scheduled to be collected on a policy or contract over a twelve-month period. Pursuant to the terms of certain of the policies and contracts issued by the Company, premiums and deposits may be paid or deposited on a monthly, quarterly, or semi-annual basis. Annualized premium does not apply to single premium paying business. All premiums received on COLI and BOLI business and single premium paying policies during the periods presented are included. Statutory basis premiums are used in lieu of GAAP basis premiums because, in accordance with statutory accounting practices, revenues from all classes of long-duration contracts are measured on the same basis, whereas GAAP provides different revenue recognition rules for different classes of long-duration contracts as defined by the requirements of SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and SOP 95-1, Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises. The amounts presented with respect to annuity and mutual fund sales represent deposits made by customers during the periods presented The amounts presented with respect to the Retail Brokerage and Investment Banking segment represent fees earned by Advest, Matrix and MSC primarily from securities brokerage, investment banking and asset management services.

The information presented should not be viewed as a substitute for revenues determined in accordance with GAAP. Revenues in accordance with GAAP related to product sales are generated from both current and prior period sales that are in-force during the reporting period. For protection products, GAAP recognizes premium revenue when due from a policyholder. For accumulation products, GAAP revenues are a function of fee based charges applied to a contractholder’s accountant balance. Because of how revenues are recognized in accordance with GAAPmanagement not believe GAAP revenues are meaningful in assessing the periodic sales production of a life insurance company and, accordingly, reconciliation to GAAP revenues would not be meaningful.

	For the Years Ended December 31,
	2002	2001
	($ in millions)
Source of Distribution/Segment
Protection Products:
Career Agency system	$63.6	$86.7
USFL	55.8	49.0
Other Wholesale distribution	159.6	79.0

Total new annualized life insurance premiums	$279.0	$214.7

Accumulation Products:
Variable annuity(1)	$405.0	$393.0
Fixed annuity	138.0	—
Career Agency system — Proprietary Retail mutual funds	231.0	359.0
Wholesale — Proprietary Retail mutual funds	969.0	939.0

Total Accumulation Product sales	$1,743.0	$1,691.0

(1)	Excludes deposits in 2002, 2001 and 2000 associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

Protection Segment —

New Business Information for the year ended December 31, 2002 compared to the year ended December 31, 2001

Total new annualized recurring and single life insurance premiums were $279.0 million for the year ended December 31, 2002, compared with $214.7 million during the comparable prior year. The increase was primarily due to increased sales of COLI/BOLI from the Company’s Wholesale distribution channel, which were $147.6 million for the year ended December 31, 2002, compared to $74.3 million for the comparable prior year. The increase is primarily due to an overall increase in new cases and policies issued in 2002 compared to 2001. There were 43 new cases and 2,061 new policies issued for the year ended December 31, 2002 compared to 29 new cases and 1,074 new policies for the year ended December 31, 2001. Corporate sales, approximately 99% of which are from the Company’s Wholesale distribution channel, are large premium cases, which typically generate revenues that can fluctuate considerably from quarter to quarter.

New life insurance premiums (annualized recurring and single premiums) through the career agency network decreased to $63.6 million for the year ended December 31, 2002 compared to $86.7 million for the comparable prior year period. The decrease is primarily due to weaker markets throughout 2002 and a reduction in the career network’s sales force.

USFL sales were $55.8 million for the year ended December 31, 2002, compared to $49.0 million during the comparable 2001 period due to increased penetration of the brokerage market into more states.

Accumulation Segment —

The following tables set forth assets under management at December 31, 2002 and 2001 as well as the changes in the primary components of assets under management during the years then ended:

	December 31,
	2002	2001
	($ in billions)
Assets under management:
Individual variable annuities	$3.2	$3.9
Individual fixed annuities(2)	0.8	0.7
Proprietary retail mutual funds	3.7	4.4

	$7.7	$9.0

Individual variable annuities:
Beginning account value	$3.9	$4.4
Sales(1)	0.4	0.4
Market appreciation	(0.5)	(0.4)
Surrenders and withdrawals(1)	(0.6)	(0.5)

Ending account value	$3.2	$3.9

Proprietary retail mutual funds:
Beginning account value	$4.4	$4.8
Sales	1.2	1.3
Dividends reinvested	0.0	0.1
Market appreciation	(0.9)	(0.6)
Redemptions	(1.0)	(1.2)

Ending account value	$3.7	$4.4

(1)	Amounts presented are net of approximately $71.0 million, $208.0 million and $998.0 million for 2002, 2001 and 2000, respectively, of exchanges to new product series.
(2)	Amount presented for 2002 includes fixed annuity sales of approximately $0.2 billion.

New Business Information for the year ended December 31, 2002 compared to the year ended December 31, 2001

Accumulation sales were $1,743.0 million for the year ended December 31, 2002 compared to $1,691.0 million in the comparable prior year. Enterprise had sales of $1,200.0 million, $969.0 million of which were sold through third-party broker-dealers and $231.0 million of which were sold through the Company’s career network. For the year ended December 31, 2001, Enterprise sales were $1,298.0 million, $939.0 million of which were from third-party broker dealers and $359.0 million of which were from the career network. Due to a decline in the equity markets and a 15.0% decline in the Dow Jones Industrial average during 2002, accumulation assets under management decreased 14.4% to $7.7 billion as of December 31, 2002 from $9.0 billion as of December 31, 2001.

Summary of Investments

We present below a discussion and analysis of our General Account consolidated invested assets on a Generally Accepted Accounting Principles basis. This discussion and analysis excludes Separate Account assets for the reasons discussed below, as well as invested assets transferred in the Group Pension Transaction. Following the discussion and analysis of our consolidated invested assets is a discussion and analysis of the invested assets of the Closed Block Business on a statutory basis.

Separate account assets for which we do not bear investment risk are managed in accordance with the prescribed investment strategy that applies to the specific separate account. Separate accounts are established in conformity with applicable insurance laws and are generally not chargeable with liabilities that arise from any other business of MONY Life. Separate account assets are subject to general account claims only to the extent that the value of those assets exceeds the separate account liabilities. Investments held in separate accounts and liabilities of the separate accounts are reported separately as assets and liabilities. We report substantially all separate account assets at estimated fair value. Investment income and gains or losses on the investments of separate accounts accrue directly to contractholders and, accordingly, are not reflected in our consolidated statements of income and cash flows. Fees that we charge to the separate accounts (including mortality charges, policy administration fees and surrender charges) are reflected in our revenues.

The following table presents a summary of our consolidated General Account invested assets at December 31, 2002, 2001 and 2000:

MONY Holdings Consolidated Invested Assets

	As of December 31, 2002
	2002		2001		2000
	Carrying Value(1)	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	($ in millions)
Assets:
Public available for sale, at fair value	$4,717.0	40.1%	$3,802.6	34.7%	$3,592.0	33.1%
Private available for sale, at fair value	3,173.0	27.0	3,170.9	28.9	3,101.0	28.6
Equity Securities, available for sale	247.7	2.1	297.5	2.7	328.6	3.0
Mortgage loans on real estate	1,877.4	16.0	1,809.7	16.5	1,754.7	16.2
Policy loans	1,212.5	10.3	1,229.0	11.2	1,264.6	11.6
Other invested assets	304.3	2.5	347.5	3.2	312.0	2.9
Cash and cash equivalents	235.2	2.0	305.0	2.8	499.5	4.6

Total invested assets	$11,767.1	100.0%	$10,962.2	100.0%	$10,852.4	100.0%

(1)	Includes $61.8 million in fixed maturities and $2.1 million in cash and cash equivalents in the Debt Service Coverage Account sub-account OB and $9.4 million in cash and cash equivalents included in the Debt Service Coverage Account sub-account CBB.

The following table illustrates the net investment yields based on amortized cost. Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings. Investment expenses are net of mortgage servicing fees and other miscellaneous fees.

Investment Yields by Asset Category(1)

	For the Year Ended December 31
	2002	2001	2000
Fixed maturities	6.9%	7.3%	7.4%
Equity securities	2.9	(10.8)	56.4
Mortgage loans on real estate	7.5	7.8	8.3
Policy loans	6.9	6.9	6.8
Real estate - held for investment	8.5	4.4	1.1
Real estate - to be disposed of(1)	2.5	4.2	16.9
Other invested assets	16.1	8.4	5.9
Cash and cash equivalents	2.1	4.4	6.6

Total investment yield before investment expenses	6.9	6.6	9.2

Investment expenses	(0.3)	(0.4)	(0.4)

Total investment yield after investment expenses	6.6%	6.2%	8.8%

(1)	For the year ended December 31, 2002, income from real estate to be disposed of is classified as part of Discontinued Operations on the Company’s consolidated statement of income and comprehensive income.

The yield on General Account invested assets (including net realized gains and losses on investments) was 5.2% for the year ended December 31, 2002 and 6.1%, 9.1% and 9.4% for the years ended December 31, 2001, 2000 and 1999, respectively.

Fixed Maturities

Fixed maturities consist of publicly traded debt securities, privately placed debt and small amounts of redeemable preferred stock. They represented 67.1% of total invested assets at December 31, 2002 and 63.6% and 61.7% of total invested assets at December 31, 2001 and 2000, respectively.

The Securities Valuation Office of the National Association of Insurance Commissioners evaluates the fixed maturity investments of insurers for regulatory reporting purposes and assigns investments to one of six investment categories called National Association of Insurance Commissioners Designations. The National Association of Insurance Commissioners Designations closely mirror the Nationally Recognized Statistical Rating Organizations’ credit ratings for marketable bonds. National Association of Insurance Commissioners Designations 1 and 2 include fixed maturity investments considered investment grade (“Baa” or higher by Moody’s, or “BBB” or higher by Standard & Poor’s) by the rating organizations. National Association of Insurance Commissioners Designations 3 through 6 are referred to as below investment grade (“Ba” or lower by Moody’s, or “BB” or lower by Standard & Poor’s).

The following table presents our fixed maturities by National Association of Insurance Commissioners Designation and the equivalent ratings of the Nationally Recognized Statistical Rating Organizations as of December 31, 2002, 2001 and 2000, as well as the percentage, based on fair value, that each designation comprises.

Total Fixed Maturities by Credit Quality

National Association of Insurance Commissioners Rating	Rating Agency Equivalent	As of December 31, 2002			As of December 31, 2001			As of December 31, 2000
		Amortized Cost	% of Total	Estimated Fair Value	Amortized Cost	% of Total	Estimated Fair Value	Amortized Cost	% of Total	Estimated Fair Value
1	Aaa/Aa/A(1)	$4,146.1	56.8%	$4,477.5	$3,805.3	56.2%	$3,917.5	$3,739.7	56.1%	$3,757.9
2	Baa	2,320.7	31.6	2,496.2	2,390.1	34.8	2,430.7	2,389.8	35.7	2,388.7
3	Ba	604.1	7.7	610.5	432.4	6.1	424.6	442.9	6.4	427.7
4	B	176.4	2.2	172.0	101.2	1.5	102.8	80.2	1.1	73.6
5	Caa and lower	48.8	0.6	47.4	35.7	0.5	33.6	20.7	0.3	17.5
6	In or near default	35.6	0.5	35.9	6.3	0.1	7.6	2.0	0.0	1.8

	Subtotal	7,331.7	99.4	7,839.5	6,771.0	99.2	6,916.8	6,675.3	99.6	6,667.2
	Redeemable preferred stock	47.0	0.6	50.5	55.6	0.8	56.7	27.4	0.4	25.8

	Total fixed maturities:	$7,378.7	100.0%	$7,890.0	$6,826.6	100.0%	$6,973.5	$6,702.7	100.0%	$6,693.0

(1)	Amounts in 2002 include fixed maturities of $58.3 million at amortized cost and $61.8 million at estimated fair value included in the DSCA sub-account OB.

We utilize our investments in privately placed fixed maturities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than are possible with comparable quality public market securities. We also use these privately placed investments to enhance cash flow as a result of sinking fund payments. Generally, private placements provide us with:

•	broader access to management information,

•	strengthened negotiated protective covenants,

•	call protection features, and

•	where applicable, a higher level of collateral.

They are, however, generally not freely tradable because of restrictions imposed by federal and state securities laws and illiquid trading markets.

At December 31, 2002, the percentage, based on estimated fair value, of total public fixed maturities that were investment grade (National Association of Insurance Commissioners Designation 1 or 2) was 93.8% compared to 94.4% and 95.6% at December 31, 2001 and 2000. At December 31, 2002, the percentage, based on estimated fair value, of total private placement fixed maturities that were investment grade (National Association of Insurance Commissioners Designation 1 or 2) was 84.5% compared to 87.4% and 88.2% at December 31, 2001 and 2000.

We review all fixed maturity investments at least once each quarter and identify investments that we conclude require additional monitoring. Among the items reviewed are:

•	violation of financial covenants,

•	public securities trading at a substantial discount as a result of specific credit concerns, and

•	other subjective factors relating to the issuer.

We define problem investments in the fixed maturity category as investments that are

•	in default as to principal and/or interest payments or are to be restructured pursuant to commenced negotiations,

•	issued by a company that went into bankruptcy subsequent to our acquisition of the investments, or

•	deemed to have other than temporary impairments to value.

We define potential problem investments in the fixed maturity category as investments that are deemed to be experiencing significant operating problems or difficult industry conditions. Typically these investments are experiencing or anticipating liquidity constraints, having difficulty meeting projections/budgets and would most likely be considered a below investment grade risk.

We define restructured investments in the fixed maturity category as investments where a concession has been granted to the borrower related to the borrower’s financial difficulties that we would not have otherwise considered. We restructure certain investments in instances where we determine that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics:

•	a reduction in the interest rate,

•	an extension of the maturity date, and

•	a partial forgiveness of principal and/or interest.

As of December 31, 2002, the fair value of our problem, potential problem and restructured fixed maturities was $274.7 million, $8.5 million and $0.0 million, respectively, which, in the aggregate, represented approximately 1.3% of total fixed maturities. As of

December 31, 2001 the fair value of our problem, potential problem and restructured fixed maturities was $66.7 million, $16.1 million and $0.0 million, respectively, which, in the aggregate, represented approximately 1.2% of total fixed maturities.

MONY Life has what it believes is a well-diversified portfolio of fixed maturities. The portfolio at December 31, 2002 included 18.5% in consumer goods and services, 12.9% in asset and mortgage backed securities, other manufacturing 10.7% and the remaining 57.9% in other sectors, none of which exceeded 10.0% of total fixed maturities. The portfolio at December 31, 2001 included 17.6% in consumer goods and services, 15.6% in asset and mortgage backed securities, 10.6% in public utilities, and the remaining 56.2% in other sectors, none of which exceeded 10.0% of total fixed maturities. The portfolio at December 31, 2000 included 15.6% in consumer goods and services, 16.5% in asset and mortgage backed securities, 11.4% in public utilities, 10.1% in other manufacturing and the remaining 46.4% in other sectors, none of which exceeded 10.0% of total fixed maturities.

At December 31, 2002, our largest unaffiliated single concentration of fixed maturities consisted of $325.6 million of carrying value of Federal National Mortgage Association fixed maturities which represented approximately 2.8% of our total invested assets on that date. The largest non-government issuer consisted of $200.0 million of AEGON notes that we purchased in connection with the Group Pension Transaction. These notes, of which $50 million matured on December 31, 2002 and $150 million of which mature on April 7, 2003, represented approximately 1.7% of our total invested assets at December 31, 2002. No other individual non-government issuer represented more than 0.4% of our invested assets.

We held approximately $1,013.9 million, $1,085.5 million and $1,103.9 million of mortgage-backed and asset-backed securities as of December 31, 2002, December 31, 2001 and 2000, respectively. Of these amounts, $305.5 million, $292.4 million and $338.9 million, or 30.4%, 26.9% and 30.7%, respectively, represented agency-issued pass-through and collateralized mortgage obligations secured by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. We believe that our active monitoring of our portfolio of mortgage-backed securities and the limited extent of our holdings of more volatile types of mortgage-backed securities mitigate our exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At December 31, 2002, December 31, 2001 and 2000, 87.1%, 86.8% and 84.5%, respectively, of our mortgage-backed and asset-backed securities were assigned a National Association of Insurance Commissioners Designation 1.

The following table presents the types of mortgage-backed securities, as well as other asset-backed securities, that we held as of the dates indicated.

Mortgage and Asset-backed Securities

	As of December 31, 2002
	2002	2001	2000
	($ in millions)
Collateralized mortgage obligations	$273.9	$446.7	$497.1
Pass-through securities	135.6	22.0	28.0
Commercial mortgage-backed securities	159.1	135.4	106.4
Asset-backed securities	445.3	481.4	472.4

Total mortgage-backed securities and asset-backed securities	$1,013.9	$1,085.5	$1,103.9

We purchase collateralized mortgage obligations to diversify the risk characteristics of our portfolio of invested assets primarily from credit risk to cash flow risk. We believe that the majority of the collateralized mortgage obligations in our investment portfolio have relatively low cash flow variability. In addition, we believe that 62.1% of the collateralized mortgage obligations in the portfolio have minimal credit risk because the underlying collateral is backed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. These collateralized mortgage obligations offer greater liquidity and higher yields than corporate debt securities of similar credit quality and expected average lives.

The principal risks inherent in holding collateralized mortgage obligations, as well as pass-through securities (securities generally representing pooled debt obligations repackaged as shares, that pass income from debtors through intermediaries such as investment banks, to investors), are prepayment and extension risks arising from changes in market interest rates. In declining interest rate environments, the mortgages underlying the collateralized mortgage obligations are prepaid more rapidly than anticipated, causing early repayment of the collateralized mortgage obligations. In rising interest rate environments, the underlying mortgages are prepaid at a slower rate than anticipated, causing collateralized mortgage obligations principal repayments to be extended. Although early collateralized mortgage obligations repayments may result in acceleration of income from recognition of any unamortized discount, the proceeds typically are reinvested at lower current yields, resulting in a net reduction of future investment income.

We manage this prepayment and extension risk by investing in collateralized mortgage obligations tranches that provide for greater stability of cash flows. The following table presents the mix of collateralized mortgage obligations tranches as of the dates indicated.

Collateralized Mortgage Obligations by Tranche

	As of December 31, 2002
	2002	2001	2000
	($ in millions)
Planned Amortization Class	$169.8	$240.7	$285.2
Sequential	56.7	141.6	157.2
Target Amortization Class	9.1	19.2	23.9
Other	38.3	45.2	30.8

Total collateralized mortgage obligations	$273.9	$446.7	$497.1

The Planned Amortization Class tranche is structured to provide more certain cash flows to the investor and therefore is subject to less prepayment and extension risk than other collateralized mortgage obligations tranches. Planned Amortization Classes derive their stability from two factors: (i) early repayments are applied first to other tranches to preserve the Planned Amortization Class’s originally scheduled cash flows as much as possible and (ii) cash flows applicable to other tranches are applied first to the Planned Amortization Class if the Planned Amortization Class’s actual cash flows are received later than originally anticipated.

The prepayment and extension risk associated with a Sequential tranche can vary as interest rates fluctuate, since this tranche is not supported by other tranches. The Target Amortization Class tranche has protection similar to Planned Amortization Class in decreasing interest rate environments, but has minimal protection in increasing rate environments.

The majority of the securities contained in our collateralized mortgage obligations portfolio are traded in the open market. We obtain market prices for these securities from outside vendors. Any security price that we do not receive from such vendors we obtain from the originating broker or internally calculate.

We purchase asset-backed securities both to diversify the overall credit risks of the fixed maturity portfolio and to provide attractive returns. The asset-backed securities portfolio is diversified both by type of asset and by issuer. No one issuer represents more than 3.6% of the asset-backed securities portfolio. The largest exposure in the asset-backed securities portfolio is to credit card receivables. These securities are comprised of pools of both general purpose credit card receivables, such as Visa and Mastercard, and private label credit card receivable pools. Excluding the exposures to home equity loans (which represented 9.4% of our asset-backed securities portfolio as of December 31, 2002 and 8.2% and 1.7% as of December 31, 2001 and 2000, respectively), we believe the asset-backed securities portfolio is in general insensitive to changes in interest rates.

The following table presents the types of asset-backed securities held by us as of the dates indicated.

Asset-backed Securities by Type

	December 31, 2002
	2002	2001	2000
	($ in millions)
Credit cards	$117.0	$114.4	$131.4
Manufactured housing	48.9	52.4	19.3
Public utilities rate reduction receivables	49.6	46.4	44.3
Collateralized bond obligations/Collateralized loan obligations	53.4	53.5	59.5
Home equity	41.8	39.5	8.2
Franchisee receivables	36.2	38.1	40.0
Student loans	20.5	15.3	14.9
Automobile receivables	10.0	19.0	47.8
Lease receivables	16.4	15.9	23.7
Miscellaneous	51.5	86.9	83.3

Total Asset-Backed Securities	$445.3	$481.4	$472.4

The amortized cost and estimated fair value of fixed maturities, by contractual maturity dates, (excluding scheduled sinking funds) as of December 31, 2002, 2001 and 2000 are as follows:

Fixed Maturities by Contractual Maturity Dates

	As of December 31, 2002
	2002		2001		2000
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$498.9	$507.7	$346.1	$354.9	$25.8	$25.8
Due after one year through five years(1)	2,082.4	2,227.1	1,996.8	2,071.1	1,500.2	1,506.4
Due after five years through ten years	2,779.2	3,020.2	2,480.2	2,527.4	2,754.2	2,751.2
Due after ten years	1,052.0	1,121.1	938.9	934.6	1,325.5	1,305.7

Subtotal	6,412.5	6,876.1	5,762.0	5,888.0	5,605.7	5,589.1
Mortgage-backed and other asset-backed securities	966.2	1,013.9	1,064.6	1,085.5	1,097.0	1,103.9

Total	$7,378.7	$7,890.0	$6,826.6	$6,973.5	$6,702.7	$6,693.0

(1)	Amounts in 2002 include fixed maturities of $58.3 million at amortized cost and $61.8 million at estimated fair value included in the DSCA sub-account OB.

Mortgage Loans

Mortgage loans, consisting of commercial, agricultural and residential loans, comprised 16.0%, 16.5% and 16.2% of our total invested assets at December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, 2001 and 2000, commercial mortgage loans comprised $1,570.5 million, $1,507.8 million and $1,443.3 million, or 83.7%, 83.3% and 82.2% of our total mortgage loan investments, respectively. Agricultural loans comprised $306.2 million, $301.1 million and $310.3 million, or 16.3%, 16.6 % and 17.7% of our total mortgage loans, and residential mortgages comprised $0.7 million, $0.8 million and $1.1 million, representing less than 1% of our total mortgage loan investments at the dates indicated.

Commercial Mortgage Loans

The underlying properties supporting the commercial mortgage loans at December 31, 2002, 2001 and 2000, respectively, consisted of 56.0%, 54.4% and 56.6% in office buildings, 12.0%, 10.4% and 9.3% in industrial buildings, 8.6%, 9.7% and 10.2% in hotels, and 23.4%, 25.5% and 23.9% in other categories, none of which exceeded 10.0% of total commercial mortgage loans.

Below is a summary of the changes in our commercial mortgage portfolio for the nine months ended December 31, 2002 and for the years ended December 31, 2001, 2000, and 1999, respectively.

Commercial Mortgage Loan Asset Flows

	As of and for the Year Ended December 31, 2002
	2002	2001	2000	1999
	($ in millions)
Beginning balance	$1,507.8	$1,443.3	$1,141.4	$886.9
Plus: New loan originations and purchases	287.2	350.2	431.1	396.1
Other additions/valuation allowances	9.2	7.6	4.3	0.9
Less: Scheduled principal payments	109.8	113.1	47.2	71.4
Prepayments	81.9	95.0	85.8	42.7
Mortgages foreclosed, sales and other	42.0	85.2	0.5	28.4

Ending balance	$1,570.5	$1,507.8	$1,443.3	$1,141.4

The largest amount loaned on any single property at December 31, 2002, December 31, 2001 and 2000 was $49.5 million, $52.2 million and $46.0 million, respectively, and represented less than 0.5%, 0.5% and 0.4% of our General Account invested assets, respectively. At these dates, amounts loaned on twenty properties were $22.5 million or greater, representing in the aggregate 36.8%, 37.6% and 38.4%, respectively, of the total carrying value of our commercial mortgage loan portfolio. Total mortgage loans to the five largest borrowers accounted in the aggregate for approximately 18.3%, 17.8% and 21.8% of the total carrying value of our commercial mortgage loan portfolio at December 31, 2002, 2001 and 2000, respectively, and less than 2.5%, 2.5% and 2.8%, respectively, of our total invested assets at these dates. All of these loans are performing. Our commercial mortgage loan portfolio is managed by a group of experienced real estate professionals. These professionals monitor the performance of the loan collateral, physically inspect properties, collect financial information from borrowers and keep in close contact with borrowers and the local broker communities to assess the market conditions and evaluate the impact of those conditions on property cash flows. Our real estate professionals identify problem and potential problem mortgage assets and develop workout strategies to deal with borrowers’ financial weakness, whether by foreclosing on properties to prevent a deterioration in collateral value, or by restructuring mortgages with temporary cash flow difficulties.

Of the $102.9 million, $118.0 million, and $26.3 million in maturing loans during the years ended December 31, 2002, 2001 and 2000, no loans were refinanced or restructured, 71.5%, 65.0%, and 65.3%, respectively, were paid off and 10.7%, 6.0% and 0.0%, respectively, were foreclosed. Of the $1,570.5 million of outstanding commercial mortgage loans at December 31, 2002, $142.3 million, $218.5 million and $76.0 million are scheduled to mature in 2003, 2004 and 2005, respectively.

Problem, Potential Problem and Restructured Commercial Mortgages

Commercial mortgage loans are stated at their unpaid principal balances, net of valuation allowances and writedowns for impairment. We provide valuation allowances for commercial mortgage loans considered to be impaired. We consider mortgage loans to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When we determine that a loan is impaired, we establish a valuation allowance for loss for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on the fair value of the collateral. The provision for loss is reported as a realized loss on investment.

We review our mortgage loan portfolio and analyze the need for a valuation allowance for any loan which is delinquent for 60 days or more, in process of foreclosure, restructured, on “watchlist,” or which currently has a valuation allowance. We categorize loans that are delinquent and loans in process of foreclosure as “problem” loans. We categorize loans with valuation allowances, but which are not currently delinquent, and loans that are on watchlist as “potential problem” loans. We categorize loans for which the original terms of the mortgages have been modified or for which interest or principal payments have been deferred as “restructured” loans.

The carrying value of our commercial mortgage loans at December 31, 2002 was $1,570.5 million, which is net of valuation allowances aggregating $32.1 million. The valuation allowance represents our best estimate of impairments at that date. However, there can be no assurance that increases in valuation allowances will not be necessary. Any increases may have a material adverse effect on our financial position and results of operations.

At December 31, 2002, the carrying value of our problem, potential problem and restructured loans was $0.0 million, $104.7 million and $20.3 million, respectively, net of valuation allowances of $0.0 million, $6.5 million and $8.0 million, respectively. Problem commercial mortgages included loans in foreclosure of $0.0 million and $11.0 million at December 31, 2002 and December 31, 2001, respectively. Valuation allowances includes impairment writedowns recorded prior to the adoption of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, of $11.1 million at December 31, 2002 and December 31, 2001.

As of December 31, 2002, we had no problem commercial mortgage loans. As of December 31, 2001, we had two problem commercial mortgages aggregating $16.3 million, an $11.0 million mortgage on a hotel in Virginia and a $5.3 million mortgage on an office building in New Jersey. As of December 31, 2000, we had two problem commercial mortgages aggregating $14.8 million, $8.0 million with respect to a mortgage on property in Arizona and $6.8 million with respect to a mortgage on property in California, both of which are office buildings.

At December 31, 2002, 2001 and 2000, the underlying properties supporting potential problem commercial mortgages consisted of 89.8%, 85.4% and 85.5% in office properties and 10.2%, 14.6% and 14.5% in apartment and retail properties respectively. At December 31, 2002, December 31, 2001 and 2000, the underlying properties supporting restructured commercial mortgage loans consisted of 100.0%, 100.0% and 74.2% in office buildings, and 0.0%, 0.0% and 25.8% in retail and industrial buildings respectively. The potential problem and restructured commercial mortgages at December 31, 2002, 2001 and 2000 were primarily concentrated in the District of Columbia and Texas.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, we record a non-specific estimate of expected losses on all other mortgage loans based on our historical loss experience for those investments. As of December 31, 2002, 2001 and 2000, these reserves were $17.6 million, $18.3 million and $17.7 million, respectively.

Gross interest income on our restructured commercial mortgage loan balances that would have been recorded in accordance with the loans’ original terms was approximately $3.1 million at December 31, 2002 and $6.4 million, $9.1 million and $16.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Actual gross interest income recorded on these loans for the year ended December 31, 2002 was $0.5 million. For the years ended December 31, 2001, 2000 and 1999 actual gross income was $0.6 million, $3.6 million and $6.3 million, respectively.

Agricultural Mortgage Loans

The carrying value of our agricultural mortgage loans was $306.2 million, $301.1 million and $310.3 million at December 31, 2002, 2001 and 2000, respectively, representing 17.6%, 16.6% and 17.7% of our total mortgage assets and 2.6%, 2.7% and 2.8% of our General Account invested assets at these dates, respectively. The agricultural mortgage portfolio is diversified both geographically and by type of product. The security for these loans includes row crops, permanent plantings, dairies, ranches and timber tracts. Due to what we believe are strong agricultural markets and advantageous yields, we expect to continue to invest in agricultural mortgage investments. Less than 4.2%, 4.4% and 3.3% of our total agricultural loans outstanding at December 31, 2002, 2001 and 2000, respectively, were delinquent or in process of foreclosure.

The states with the highest concentration of agricultural mortgages at December 31, 2002 were California (15.6%), Washington (13.5%) and Idaho (11.4%). No other state had a concentration of more than 10.0%.

The states with the highest concentration of agricultural mortgages at December 31, 2001 were California (16.6%), Washington (14.7%), Idaho (12.3%) and Oregon (10.5%). No other state had a concentration of more than 10.0%. The states with the highest concentration of agricultural mortgages at December 31, 2000 were Washington (15.7%), California (13.5%), Idaho (13.2%), and Oregon (11.7%). No other state had a concentration of more than 10.0%.

We define problem, potential problem and restructured agricultural mortgages in the same manner as we do for commercial mortgages. Our total problem, potential problem and restructured agricultural mortgages as of December 31, 2002, 2001 and 2000 were $17.3 million, $21.6 million and $20.3 million, respectively.

We have, from time to time, pooled certain of our agricultural mortgage loans and sold beneficial interests in each of the individual agricultural mortgage loans in such pools (referred to as “participation interests”) to third parties. Under these arrangements, we retain a specified equity interest in the loans in the pools and sell the remaining participation interest. We are responsible for servicing the individual agricultural mortgage loans in each pool, for which we receive a servicing fee from the third party participants. As of December 31, 2002, the aggregate amount of agricultural mortgage loans in the pools that we service was approximately $348.6 million.

Equity Real Estate

We hold real estate as part of our General Account investment portfolio. We have adopted a policy of not investing new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. As of December 31, 2002, 2001 and 2000 the carrying value of our equity real estate investments was $206.9 million, $230.8 and $212.0 million, respectively, or 1.8%, 2.1% and 2.0%, respectively, of our General Account invested assets. We own real estate, interests in real estate joint ventures (both majority owned and minority owned), and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of our equity real estate investments by these classifications as of the dates indicated.

Equity Real Estate

	As of December 31,
	2002	2001	2000
	($ in millions)
Real estate	$50.5	$53.2	$54.2
Joint ventures	123.3	133.3	116.3

Subtotal	173.8	186.5	170.5
Foreclosed	33.1	44.3	41.5

Total	$206.9	$230.8	$212.0

Real Estate Sales

In accordance with our ongoing strategy to strengthen our financial position, we expect to continue to selectively sell equity real estate.

The following table sets forth certain data concerning our real estate sales during the periods indicated.

	For the Year Ended December 31, 2002
	2002	2001	2000	1999
	($ in millions)
Sales proceeds(1)	$20.6	$15.8	$214.0	$349.5

Less:
Carrying value before impairment adjustments and valuation allowances	25.4	37.2	253.9	420.5
Impairment adjustments	(1.4)	(16.6)	(52.8)	(121.1)
Valuation allowances	(4.6)	(4.5)	(18.2)	(18.0)

Carrying value after impairment adjustments and valuation allowances	19.4	16.1	182.9	281.4

Gain/(loss)	$1.2	$(0.3)	$31.1	$68.1

(1)	Excludes sales of unconsolidated real estate joint venture interests. Our real estate joint venture interests are reported in Other invested assets. Gains from the sales of these interests in 2002, 2001, 2000 and 1999 were $1.1 million, $1.0 million, $0.0 million and $0.0 million, respectively.

Most of the proceeds from real estate sales have been invested in fixed maturities and loans, making our overall asset portfolio somewhat more sensitive to changes in interest rates and reducing our exposure to an illiquid asset class, real estate.

Our equity real estate is evenly distributed across geographic regions of the country with a concentration in the mountain region of the United States at December 31, 2002. By property type, there is a concentration in hotels which represented approximately 67.6% of the current equity real estate portfolio. Our largest equity real estate holding at December 31, 2002 consisted of a hotel property located in Arizona with a carrying value of approximately $123.3 million and representing approximately 1.0% of our General Account invested assets. Our ten largest real estate properties as of December 31, 2002 comprised 91.2% of our total real estate assets and less than 1.6% of our total invested assets.

Equity Securities

Our equity securities are comprised of investments in common stocks and limited partnership interests of investment partnerships. The following table presents the carrying values of our equity securities at the dates indicated.

Investments in Equity Securities

	As of December 31, 2002
	2002	2001	2000
	($ in millions)
Common stocks	$61.5	$67.8	$50.6
Limited partnership interests	186.2	229.7	278.0

Total	$247.7	$297.5	$328.6

Common Stocks

Our investments in common stocks are classified as available-for-sale and are reported at estimated fair value. Unrealized gains and losses on our common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred policy acquisition costs that would have occurred if the gains and losses had been realized. Substantially all the common stocks that we own are publicly traded on national securities exchanges. Our investments in common stocks represented 0.5% of our invested assets at December 31, 2002 and 0.6% and 0.5% at December 31, 2001 and 2000, respectively. For the year ended December 31, 2002, proceeds on the sale of equity securities totaled $8.5 million which resulted in a net realized loss of $2.0 million. For the years ended December 31, 2001, 2000 and 1999, proceeds on the sale of equity securities totaled $37.0 million, $499.2 million and $302.7 million, which resulted in net realized gains/(losses) of $(6.4) million, $23.4 million, and $77.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Limited Partnership Interests

We make investments in partnerships specializing in venture capital investing. Our investments are in the form of limited partnership interests. As a percentage of our total invested assets, we generally limit these investments to no more than 2% to 3%. In accordance with Generally Accepted Accounting Principles, certain of our investments in these partnerships are accounted for under the equity method of accounting, while the balance of the portfolio is accounted for at estimated fair value with changes in fair value recorded in other comprehensive income. Generally, substantially all our partnership investments acquired before May, 1995 are accounted for at fair value, while those acquired subsequent thereto are accounted for under the equity method of accounting. Because the underlying partnerships are required under Generally Accepted Accounting Principles to mark their investment portfolios to market and report changes in such market value through their earnings, our earnings will reflect our pro rata share of such mark to market adjustment if we account for the partnership investment under the equity method. With respect to partnerships accounted for at fair value, there will be no impact on our earnings until: (i) the underlying investments held by the partnership are distributed to us, or (ii) the underlying investments held by the partnership are sold by the partnership and the proceeds are distributed to us, or (iii) an impairment of our investment in the partnership is determined to exist. Historically, venture capital investments owned by us have significantly impacted our earnings. Our future earnings from our venture capital investments could be adversely affected when market valuations deteriorate, which could materially affect our results of operations and financial position. For the year ended December 31, 2002, and the years ended December 31, 2001, 2000, and 1999 income/(loss) from investments in venture capital partnerships were $(6.7) million, $(35.4) million, $236.3 million, and $188.9 million, respectively, representing 1.2%, 5.5%, 2.4%, and 20.9%, respectively, of our net investment income for such periods.

The following table presents our investments in equity limited partnership interests by industry sector:

	As of December 31, 2002		As of December 31, 2001		As of December 31, 2000
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	($ in millions)
Information technology	$97.8	52.5%	$107.5	46.8%	$144.1	51.8%
Domestic leveraged buyout	36.8	19.8	50.4	22.0	50.8	18.3
Merchant banking	10.7	5.8	11.9	5.2	13.7	4.9
Life sciences	4.5	2.4	20.0	8.7	21.0	7.6
International leveraged buyout	13.3	7.1	14.0	6.1	18.2	6.6
Telecommunications	5.8	3.1	8.6	3.7	15.9	5.7
Other	17.3	9.3	17.3	7.5	14.3	5.1

Total	$186.2	100.0%	$229.7	100.0%	$278.0	100.0%

At December 31, 20022001 and 2000 we had investments in approximately 54 and 53 different limited partnerships, respectively, which represented 1.6%, 2.1% and 2.6%, respectively, of our General Account invested assets at those dates. Investment results for the portfolio are dependent upon, among other things, general market conditions for initial and secondary offerings of common stock.

Other than Temporary Impairment Charges on Investments in Fixed Maturity Securities and Common Stocks

Management’s assessment of whether an investment by the Company in a debt or equity security is other than temporarily impaired is primarily based on the following factors:

•	management’s analysis of the issuer’s financial condition and trends therein;

•	the value of any collateral or guaranty;

•	the investment’s position in the issuer’s capital structure;

•	management’s analysis of industry fundamentals;

•	management’s assessment of the macro economic outlook; and

•	the consideration of other factors, including: any actions by rating agencies affecting the issuer, the period of time the fair value of a security has been at less than its cost, management’s expectations regarding the period of time required for a recovery of any current unrealized loss, and other relevant facts regarding the issuer.

The Company’s accounting policy provides that the Company, at the end of each reporting period, review all securities where the fair value thereof has declined below 80% of its current cost basis to determine whether such securities are “other than temporarily impaired”. In addition, pursuant to this policy, management reviews securities that have experienced lesser percentage declines in value on a more selective basis using many of the previously discussed factors that the Company considers in making a determination that a security is other than temporarily impaired.

Once management determines that a security is “other than temporarily impaired” the impairment charge is measured based on the difference between the carrying value of the security and its fair value at the date the determination of impairment is made.

The following table presents certain information with respect to realized investment losses from “other than temporary impairment” charges for the years ended December 31, 2002 and 2001. These impairment charges were determined based on the Company’s assessment of the factors referred to above, as they pertain to the individual securities determined to be other than temporarily impaired. Excluded are amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

	Year Ended December 31,
	2002	2001
	($ in millions)
Realized investment losses from other than temporary impairment charges:
Fixed maturity securities	$115.5	$31.3
Number of positions	69	17
Common stocks	$12.2	$0
Number of positions	16	0

The Company’s portfolio of fixed maturity securities is comprised of public and private securities. The Company’s portfolio of common stocks is comprised of all public securities. Public securities are those that are registered with the Securities and Exchange Commission (“SEC”). Private securities are issued under an exemption from registration under the Securities Act of 1933. It is generally recognized that publicly traded securities are more liquid than privately traded securities. The Company classifies all of its investments in fixed maturity securities and common stocks as “available for sale”. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value for public securities is based on sales prices or bid-and-asked quotations currently available on a securities exchange registered with the Commisssion or in the over-the-counter market, provided that those prices or quotations for the over-the-counter market are publicly reported by the National Association of Securities Dealers Automated Quotations system “NASDAQ”. Fair value for private securities is generally determined by discounting their prospective cash flows at a discount rate. The discount rate for each issue is the sum of two rates. The first component is the yield to maturity of a U.S.T security with a maturity comparable to the average life of the issue being priced. The second component is a credit spread assigned from a matrix based on credit rating and average life. This matrix is created monthly based on data from two major broker dealers. The quality ratings on the issues being priced are reviewed and updated quarterly.

At December 31, 2002, the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $4,716.9 million and $3,173.1 million, respectively, and the carrying value of the Company’s common stock portfolio was $62.8 million. At December 31, 2001, the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $3,805.2 million and $3,170.9 million, respectively, and the carrying value of the Company’s common stock portfolio was $67.8 million.

At December 31, 2002, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $43.2 million, of which $22.4 million and $20.8 million related to public and private fixed maturity securities, respectively, and gross unrealized losses on the Company’s portfolio of common stocks were $2.3 million. At December 31, 2001, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $72.5 million, of which $33.8 million and $38.7 million related to public and private fixed maturity securities, respectively, and gross unrealized losses on the Company’s portfolio of common stocks were $7.3 million.

In determining that the securities giving rise to the aforementioned unrealized losses were not “other than temporarily impaired”, the Company evaluated the factors cited above, which it considers when assessing whether a security is other than temporarily impaired. In making these evaluations, the Company must exercise considerable judgment. Accordingly, there can be no assurance that actual results will not differ from the Company’s judgments and that such differences may require the future recognition of “other than temporary impairment charges” that could have a material affect on its financial position and results of operations. In addition, the value of, and the realization of any loss on, a fixed maturity security or common stock is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by the Company may be affected by the relative concentration of its investments in any one issuer or industry. The Company has established specific policies limiting the concentration of its investments in any single issuer and industry and believes its investment portfolio is prudently diversified. At December 31, 2002 and 2001, no single issuer constituted more than $5.0 million and $6.5 million of the company’s gross unrealized losses, respectively. See “— Investments — Fixed Maturity Securities — Total Fixed Maturities by Credit Quality” for information regarding the ratings by Nationally Recognized Statistical Rating Organizations of securities comprising the Company’s fixed maturity security portfolio. Also, see “— Investments — Fixed Maturity Securities — Total Fixed Maturities by Credit Quality” for information concerning the industry concentration of the Company’s fixed maturity securities.

The following tables present certain information by type of investment with respect to the Company’s gross unrealized losses on fixed maturity securities outside of the Closed Block, in the Closed Block, and in total, at December 31, 2002 and 2001, including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses, information as to the amount of time securities have been in an unrealized loss position, and the respective credit quality of such securities. Management segregated the information in the following tables between that applicable to the Closed Block and that applicable to outside the Closed Block because, other than a difference in classification within the Company’s income statement, management believes it is unlikely that there could be any impact to the net income reported by the Company for any period presented due to the sufficiency of the deferred dividend liability in the Closed Block as of the end of all periods presented. See Note 2 to the Consolidated Financial Statements. Excluded are amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002 Outside the Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade						Grand Total
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	24	9	2	—	5	40	14	1	—	—	—	15	55
Total Market Value	117.4	17.1	0.5	—	1.4	136.4	49.4	0.1	—	—	—	49.5	185.9
Total Amortized Cost	126.1	17.3	0.5	—	1.7	145.6	52.5	0.1	—	—	—	52.6	198.2
Gross Unrealized loss	(8.7)	(0.2)	—	—	(0.3)	(9.2)	(3.1)	—	—	—	—	(3.1)	(12.3)
Private Fixed Maturity Securities:
Number of positions	12	—	1	—	—	13	11	1	—	—	—	12	25
Total Market Value	63.5	—	8.8	—	—	72.3	45.2	1.0	—	—	—	46.2	118.5
Total Amortized Cost	68.5	—	9.0	—	—	77.5	51.4	1.3	—	—	—	52.7	130.2
Gross Unrealized loss	(5.0)	—	(0.2)	—	—	(5.2)	(6.2)	(0.3)	—	—	—	(6.5)	(11.7)
Total Fixed Maturity Securities:
Number of positions	36	9	3	—	5	53	25	2	—	—	—	27	80
Total Market Value	180.9	17.1	9.3	—	1.4	208.7	94.6	1.1	—	—	—	95.7	304.4
Total Amortized Cost	194.6	17.3	9.5	—	1.7	223.1	103.9	1.4	—	—	—	105.3	328.4
Gross Unrealized loss	(13.7)	(0.2)	(0.2)	—	(0.3)	(14.4)	(9.3)	(0.3)	—	—	—	(9.6)	(24.0)

Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002

Closed Block By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade						Grand Total
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	9	5	3	—	1	18	5	2	—	—	—	7	25
Total Market Value	48.0	9.5	17.0	—	9.3	83.8	29.0	15.0	—	—	—	44.0	127.8
Total Amortized Cost	50.2	10.5	18.5	—	10.0	89.2	33.2	15.5	—	—	—	48.7	137.9
Gross Unrealized loss	(2.2)	(1.0)	(1.5)	—	(0.7)	(5.4)	(4.2)	(0.5)	—	—	—	(4.7)	(10.1)
Private Fixed Maturity Securities:
Number of positions	3	—	—	—	1	4	13	3	—	—	—	16	20
Total Market Value	21.8	—	—	—	15.0	36.8	31.5	23.0	—	—	—	54.5	91.3
Total Amortized Cost	22.5	—	—	—	15.2	37.7	33.3	29.4	—	—	—	62.7	100.4
Gross Unrealized loss	(0.7)	—	—	—	(0.2)	(0.9)	(1.8)	(6.4)	—	—	—	(8.2)	(9.1)
Total Fixed Maturity Securities:
Number of positions	12	5	3	—	2	22	18	5	—	—	—	23	45
Total Market Value	69.8	9.5	17.0	—	24.3	120.6	60.5	38.0	—	—	—	98.5	219.1
Total Amortized Cost	72.7	10.5	18.5	—	25.2	126.9	66.5	44.9	—	—	—	111.4	238.3
Gross Unrealized loss	(2.9)	(1.0)	(1.5)	—	(0.9)	(6.3)	(6.0)	(6.9)	—	—	—	(12.9)	(19.2)

Total Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade						Grand Total
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	33	14	5	—	6	58	19	3	—	—	—	22	80
Total Market Value	165.4	26.6	17.5	—	10.7	220.2	78.4	15.1	—	—	—	93.5	313.7
Total Amortized Cost	176.3	27.8	19.0	—	11.7	234.8	85.7	15.6	—	—	—	101.3	336.1
Gross Unrealized loss	(10.9)	(1.2)	(1.5)	—	(1.0)	(14.6)	(7.3)	(0.5)	—	—	—	(7.8)	(22.4)
Private Fixed Maturity Securities:
Number of positions	15	—	1	—	1	17	24	4	—	—	—	28	45
Total Market Value	85.3	—	8.8	—	15.0	109.1	76.7	24.0	—	—	—	100.7	209.8
Total Amortized Cost	91.0	—	9.0	—	15.2	115.2	84.7	30.7	—	—	—	115.4	230.6
Gross Unrealized loss	(5.7)	—	(0.2)	—	(0.2)	(6.1)	(8.0)	(6.7)	—	—	—	(14.7)	(20.8)
Total Fixed Maturity Securities:
Number of positions	48	14	6	—	7	75	43	7	—	—	—	50	125
Total Market Value	250.7	26.6	26.3	—	25.7	329.3	155.1	39.1	—	—	—	194.2	523.5
Total Amortized Cost	267.3	27.8	28.0	—	26.9	350.0	170.4	46.3	—	—	—	216.7	566.7
Gross Unrealized loss	(16.6)	(1.2)	(1.7)	—	(1.2)	(20.7)	(15.3)	(7.2)	—	—	—	(22.5)	(43.2)

As indicated in the above tables, there were 13 investment grade fixed maturity security positions that have been in an unrealized loss position for more than 12 months as of December 31, 2002. The aggregate gross pre-tax unrealized loss relating to these positions was $2.9 million ($1.9 million after-tax) as of such date. Of these positions: (i) two comprising approximately $0.5 million ($0.3 million after-tax) of the aforementioned aggregate unrealized loss, were not considered “other than temporarily impaired” principally because of the issuer’s financial strength as indicated by the fact that all such securities were rated “A” or better, (ii) eight comprising approximately $2.4 million ($1.6 million after-tax) of the aforementioned unrealized loss was not considered “other than temporarily impaired” because management is of the opinion that the unrealized loss position was primarily attributable to temporary market conditions affecting the related industry sectors, as well as the fact that management’s analysis of the issuer’s financial strength supported the conclusion that the security was not “other than temporarily impaired”, and (iii) three positions with negligible unrealized losses were U.S. Government securities.

The following table presents certain information by type of investments with respect to the Company’s gross unrealized losses on common stock investments at December 31, 2002 including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses and information as to the amount of time securities have been in an unrealized loss position.

	0-6 Months	>6-12 Months	>12 Months	Total
	($ in millions)
Common Stock
Number of positions
Total Market Value	20	21	—	41
Total Amortized Cost	4.8	7.1	—	11.9
Gross Unrealized loss	5.5	8.7	—	14.2
	(0.7)	(1.6)	—	(2.3)

Total Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2001 Outside the Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	23	9	39	22	—	93	13	7	10	5	—	35	128
Total Market Value	93.9	22.7	157.3	28.2	—	302.1	12.9	2.9	12.9	6.8	—	35.5	337.6
Total Amortized Cost	95.4	23.2	162.0	29.5	—	310.1	14.3	3.0	14.1	7.9	—	39.3	349.4
Gross Unrealized loss	(1.5)	(0.5)	(4.7)	(1.3)	—	(8.0)	(1.4)	(0.1)	(1.2)	(1.1)	—	(3.8)	(11.8)
Private Fixed Maturity Securities:
Number of positions	12	3	20	5	—	40	3	1	6	3	1	14	54
Total Market Value	123.9	16.0	212.6	49.0	—	401.5	42.1	0.1	58.8	22.9	4.4	128.3	529.8
Total Amortized Cost	127.5	16.5	218.7	59.5	—	422.2	42.3	0.1	60.5	25.9	4.5	133.3	555.5
Gross Unrealized loss	(3.6)	(0.5)	(6.1)	(10.5)	—	(20.7)	(0.2)	—	(1.7)	(3.0)	(0.1)	(5.0)	(25.7)
Total Fixed Maturity Securities:
Number of positions	35	12	59	27	—	133	16	8	16	8	1	49	182
Total Market Value	217.8	38.7	369.9	77.2	—	703.6	55.0	3.0	71.7	29.7	4.4	163.8	867.4
Total Amortized Cost	222.9	39.7	380.7	89.0	—	732.3	56.6	3.1	74.6	33.8	4.5	172.6	904.9
Gross Unrealized loss	(5.1)	(1.0)	(10.8)	(11.8)	—	(28.7)	(1.6)	(0.1)	(2.9)	(4.1)	(0.1)	(8.8)	(37.5)

Total Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2001 Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	17	8	12	11	—	48	2	1	2	3	—	8	56
Total Market Value	127.9	50.4	114.9	79.8	—	373.0	5.4	13.7	12.7	24.7	—	56.5	429.5
Total Amortized Cost	132.7	51.7	117.1	84.1	—	385.6	5.6	15.0	14.8	30.5	—	65.9	451.5
Gross Unrealized loss	(4.8)	(1.3)	(2.2)	(4.3)	—	(12.6)	(0.2)	(1.3)	(2.1)	(5.8)	—	(9.4)	(22.0)
Private Fixed Maturity Securities:
Number of positions	4	—	14	13	—	31	3	—	—	1	—	4	35
Total Market Value	33.1	—	106.5	84.2	—	223.8	20.0	—	—	13.0	—	33.0	256.8
Total Amortized Cost	34.0	—	110.0	89.5	—	233.5	22.5	—	—	13.8	—	36.3	269.8
Gross Unrealized loss	(0.9)	—	(3.5)	(5.3)	—	(9.7)	(2.5)	—	—	(0.8)	—	(3.3)	(13.0)
Total Fixed Maturity Securities:
Number of positions	21	8	26	24	—	79	5	1	2	4	—	12	91
Total Market Value	161.0	50.4	221.4	164.0	—	596.8	25.4	13.7	12.7	37.7	—	89.5	686.3
Total Amortized Cost	166.7	51.7	227.1	173.6	—	619.1	28.1	15.0	14.8	44.3	—	102.2	721.3
Gross Unrealized loss	(5.7)	(1.3)	(5.7)	(9.6)	—	(22.3)	(2.7)	(1.3)	(2.1)	(6.6)	—	(12.7)	(35.0)

Total Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2001

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	40	17	51	33	—	141	15	8	12	8	—	43	184
Total Market Value	221.8	73.1	272.2	108.0	—	675.1	18.3	16.6	25.6	31.5	—	92.0	767.1
Total Amortized Cost	228.1	74.9	279.1	113.6	—	695.7	19.9	18.0	28.9	38.4	—	105.2	800.9
Unrealized loss	(6.3)	(1.8)	(6.9)	(5.6)	—	(20.6)	(1.6)	(1.4)	(3.3)	(6.9)	—	(13.2)	(33.8)
Private Fixed Maturity Securities:
Number of positions	16	3	34	18	—	71	6	1	6	4	1	18	89
Total Market Value	157.0	16.0	319.1	133.2	—	625.3	62.1	0.1	58.8	35.9	4.4	161.3	786.6
Total Amortized Cost	161.5	16.5	328.7	149.0	—	655.7	64.8	0.1	60.5	39.7	4.5	169.6	825.3
Unrealized loss	(4.5)	(0.5)	(9.6)	(15.8)	—	(30.4)	(2.7)	—	(1.7)	(3.8)	(0.1)	(8.3)	(38.7)
Total Fixed Maturity Securities:
Number of positions	56	20	85	51	—	212	21	9	18	12	1	61	273
Total Market Value	378.8	89.1	591.3	241.2	—	1,300.4	80.4	16.7	84.4	67.4	4.4	253.3	1,553.7
Total Amortized Cost	389.6	91.4	607.8	262.6	—	1,351.4	84.7	18.1	89.4	78.1	4.5	274.8	1,626.2
Unrealized loss	(10.8)	(2.3)	(16.5)	(21.4)	—	(51.0)	(4.3)	(1.4)	(5.0)	(10.7)	(0.1)	(21.5)	(72.5)

The following table presents certain information by type of investments with respect to our gross unrealized losses on common stock investments at December 31, 2001 including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses and information as to the amount of time securities have been in an unrealized loss position.

	0-6 Months	>6-12 Months	>12 Months	Total
Common Stock
Number of positions	16	14	11	41
Total Market Value	20.4	6.2	2.9	29.5
Total Amortized Cost	24.2	8.7	3.9	36.8
Unrealized loss	(3.8)	(2.5)	(1.0)	(7.3)

The following tables present certain information by type of investment with respect to securities sold which resulted in a loss for the year ended December 31, 2002 and the year ended December 31, 2001, including: (i) the number of positions sold that comprise the aggregate gross realized loss for the period; (ii) the aggregate fair value of such securities at the date of their sale, (iii) the aggregate carrying value of such securities at the date of sale; (iv) the aggregate gross amount of the realized loss recorded from the sale of such securities during the period;, and (v) the gross realized losses reported for each period sorted in descending order by percentage of sales price to carrying value at date of sale. Excludes amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

	For the Year Ended December 31,
	2002	2001
	($ in millions)
Fixed Maturity Securities:
Number of positions	64	52
Fair value at date of sale	$18.0	$77.0
Carrying value at date of sale	$22.9	$85.3
Gross realized losses	$(4.9)	$(8.3)
Gross realized losses by the % of sales price to carrying value:
• 100 to 95 percent	$(0.1)	$(0.5)
• <95 to 90	$(0.1)	$(2.0)
• <90	$(4.7)	$(5.8)
Common Stock Securities:
Number of positions	27	20
Fair value at date of sale	$4.7	$11.8
Carrying value at date of sale	$7.3	$14.8
Gross realized losses	$(2.6)	$(3.0)

With respect to fixed maturity securities sold which resulted in a loss for the year ended December 31, 2002 and the year ended December 31, 2001, the following table presents certain information as to the amount of time such securities have been in an unrealized loss position. The information in this table is sorted by % of sales price to carrying value.

	For the Year Ended December 31, 2002
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position and by % of the securities’ sales price to carrying value:
• 100 to 95 percent	12	3	2	17
• <95 to 90	8	1	2	11
• <90	16	3	17	36

	For the Year Ended December 31, 2001
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position and by % of the securities’ sales price to carrying value:
• 100 to 95 percent	17	0	6	23
• <95 to 90	10	0	4	14
• <90	9	2	4	15

Based on management’s analysis of the underlying issuers’ fundamentals, management concluded that, with few exceptions, losses incurred on sales of fixed maturity securities at or above prices of 90% of carrying value are not attributable to the creditworthiness of the issuer. In certain instances losses incurred on sales of fixed maturity securities at or above prices of 90% of carrying value were at least in part due to the creditworthiness of the issuer. Management made sales of securities at or above prices of 90% of carrying value in response to portfolio management decisions made in the period of sale, and such sales were not previously contemplated in prior periods. For the year ended December 31, 2002 and the year ended December 31, 2001 the Company incurred losses on sales of fixed maturity securities at prices below 90% of carrying value aggregating $4.7 million and $5.8 million, respectively. For all sales of securities at prices less than 90% of carrying value management’s evaluation of the underlying issuers’ fundamentals up to the period of sale concluded that both the principal and interest would be collected as scheduled. In the period in which management changed its view as to the likelihood that the Company would collect the scheduled principal and interest the Company either recognized an other than temporary impairment or sold the securities.

Of the loss recorded for the year ended December 31, 2002 on sales of fixed maturity securities sold at prices below 90%, $3.4 million resulted from sales of 16 securities that were in an unrealized loss position less than 6 months, $0.5 million resulted from sales of 3 securities that were in an unrealized loss position between 6-12 months, and $0.8 million resulted from sales of 17 securities that were in an unrealized loss position for more than 12 months.

Of the loss recorded for the year ended December 31, 2001 on sales of fixed maturity securities sold at prices below 90%, $2.1 million resulted from sales of 9 securities that were in an unrealized loss position less than 6 months, $0.7 million resulted from sales of 2 securities that were in an unrealized loss position between 6-12 months, and $3.0 million resulted from sales of 4 securities that were in an unrealized loss position for more than 12 months.

With respect to common stock sold which resulted in a loss for the years ended December 31, 2002 and 2001, the following table presents certain information as to the amount of time such securities have been in an unrealized loss position. Excludes amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

	For the Year Ended December 31, 2002
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position	10	17	—	27

	For the Year Ended December 31, 2001
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position	9	9	2	20

All sales of common stocks at losses during 2002 and 2001 were made to offset gains from sales of common stock in order to minimize the Company’s tax liability and were in keeping with management’s decision to reduce the Company’s exposure to common stock investments. Specific common stocks sold at losses were not identified as of periods prior to their sale. Decisions on specific securities to be sold at losses were made during the periods in which they were sold after consideration of the amount of common stock gains realized during the period. The table above presents the amount of other than temporary impairment charges taken during the years ended December 31, 2002 and 2001. Based on management’s analysis of the factors discussed herein management concluded that all other common stock positions during the aforementioned periods were not “other than temporarily impaired”.

Investment Impairments and Valuation Allowances

The cumulative asset specific impairment adjustments and provisions for valuation allowances that we recorded as of December 31, 2002, 2001 and 2000 are shown in the table below.

Cumulative Impairment Adjustments and Provisions

For Valuation Allowances on Investments

For the Years Ended

	As of December 31, 2002			As of December 31, 2001			As of December 31, 2000
	Impairment Allowances	Valuation Allowances	Total	Impairment Allowances	Valuation Allowances	Total	Impairment Allowances	Valuation Allowances	Total
	($ in millions)
Fixed maturities	$124.4	$—	$124.4	$48.2	$0.0	$48.2	$27.5	$0.0	$27.5
Equity securities	41.1	—	41.1	2.6	0.0	2.6	2.6	0.0	2.6
Mortgages	11.1	22.7	33.8	11.1	28.4	39.5	11.1	32.2	43.3
Real estate(1)	29.6	0.8	30.4	14.4	0.8	15.2	31.0	4.5	35.5

Total	$206.2	$23.5	$229.7	$76.3	$29.2	$105.5	$72.2	$36.7	$108.9

(1)	Includes $0.0 million, $5.9 million and $22.5 million at December 31, 2002, 2001, and 2000, respectively, relating to impairments taken upon foreclosure of mortgage loans.

All of our fixed maturity and equity investments are classified as available for sale and, accordingly, are marked to market. Unrealized gains and losses are excluded from earnings and reported as a separate component of accumulated other comprehensive income. Investments whose value we deem to be other than temporarily impaired are written down to fair value. We record the writedowns as realized losses and include them in earnings. The cost basis of these investments is adjusted to fair value. The new cost basis is not changed for subsequent recoveries in value. For the years ended December 31, 2002 , 2001, 2000 and 1999, these writedowns aggregated $115.5 million, $31.2 million, $16.0 million and $8.3 million, respectively.

At December 31, 2002, 2001 and 2000, 13.3% ($1,570.5 million), 13.8% ($1,507.8 million) and 13.3% ($1,443.3 million), respectively, of our General Account invested assets consisted of commercial mortgage loans. Commercial mortgage loans are stated at their unpaid principal balances, net of valuation allowances for impairment. We provide valuation allowances for commercial mortgage loans when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Increases in the valuation allowances are recorded as realized investment losses and reflected in our results of operations. For the years ended December 31, 2002, 2001, 2000 and 1999, increases (decreases) in valuation allowances aggregated $1.4 million, $(3.8) million, $(20.3) million, and $9.5 million, respectively. The carrying value of our commercial mortgage loans at December 31, 2002 was $1,570.5 million. That amount is net of $32.1 million representing our best estimate of cumulative impairment losses at that date.

The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These impairment adjustments are recorded as realized investment losses and, accordingly, are reflected in our results of operations. We had no impairment adjustments for the years ended December 31, 2002, 2001, 2000 and 1999. At December 31, 2002, 2001 and 2000, the carrying value of real estate held for investment was $180.2 million, $58.5 million and $40.7 million, or 1.5%, 0.5% and 0.4% of our invested assets at such dates, respectively. Those carrying values are net of cumulative impairments of $3.5 million, $10.8 million and $10.8 million, respectively, and net of accumulated depreciation of $24.3 million, $24.3 million and $22.2 million, respectively. However, there can be no assurance that additional provisions for impairment adjustments with respect to real estate held for investment will not need to be made.

The carrying value of our real estate to be disposed of at December 31, 2002, 2001 and 2000 was $26.8 million, $172.3 million and $171.3 million, net of impairment adjustments of $29.8 million and $20.2 million, valuation allowances of $4.0 million, $0.8 million and $4.5 million and accumulated depreciation of $64.2 million, $62.0 million and $63.8 million, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, the property is classified as to be disposed of and we establish a valuation allowance, which we periodically revise, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. Increases in these valuation allowances are recorded as realized investment losses and, accordingly, are reflected in our results of operations. For the years ended December 31, 2002, 2001, 2000 and 1999, these increases in valuation allowances aggregated $5.2 million, $0.8 million, $0.7 million and $12.1 million, respectively.

Invested Assets Of The Closed Block Business

Presented below is a discussion and analysis of the invested assets comprising the Closed Block on a statutory basis. Following this discussion and analysis is a discussion and analysis of the invested assets comprising the Surplus and Related Assets on a statutory basis.

Closed Block Invested Assets — Statutory Basis

The Closed Block invested assets are managed in the aggregate to seek a high level of return consistent with the preservation of principal and equity and to reflect the Closed Block’s duration and its ability to take risks consistent with the nature of the Closed Block and the investment objectives established for it.

Assets included in the Closed Block consist of fixed maturities, mortgage loans, policy loans, accrued investment income and premiums due on Closed Block policies.

The amount of invested assets used initially to fund the Closed Block was $5.7 billion on a statutory basis. Set forth below are the invested assets included in the Closed Block as of December 31, 2002, 2001 and 2000 on a statutory basis.

Closed Block Invested Assets

	As of December 31, 2002
	2002	2001	2000
	($ in millions)
Assets:
Public bonds at amortized cost	$2,243.9	$2,084.2	$1,813.3
Private fixed maturities at amortized cost	1,642.9	1,696.7	1,731.3
Mortgage loans on real estate	633.3	621.9	587.0
Policy loans at outstanding balance	1,119.0	1,144.3	1,183.9
Real estate held for investment	8.3	—	—
Other long-term investments	—	6.0	0.7
Cash and cash equivalents	59.2	56.2	167.7

Total Invested Assets	$5,706.6	$5,609.3	$5,483.9

Fixed Maturities

Fixed maturities consist of publicly traded debt securities and privately placed debt representing 68.1%, 67.4% and 64.6% of total Closed Block invested assets at December 31 2002, 2001 and 2000, respectively.

The following table summarizes Closed Block public and private fixed maturities by National Association of Insurance Commissioners Designation and the equivalent ratings of the Nationally Recognized Statistical Rating Organizations as of December 31, 2002, 2001 and 2000, as well as the percentage, based on carrying value, that each designation comprises.

Total Fixed Maturities by Credit Quality

National Association of Insurance Commissioners Rating	Rating Agency Equivalent	As of December 31, 2002			As of December 31, 2001			As of December 31, 2000
		Carrying Value	% of Total	Estimated Fair Value	Carrying Value	% of Total	Estimated Fair Value	Carrying Value	% of Total	Total Fair Value
	($ in millions)
1.	Aaa/Aa/A	$2,285.6	59.8%	$2,490.4	$2,434.4	64.4%	$2,506.6	$2,200.9	62.2%	$2,215.9
2.	Baa	1,173.5	29.8	1,241.5	1,133.9	30.0	1,159.2	1,190.6	33.6	1,192.0
3.	Ba	288.4	7.7	321.4	176.7	4.7	169.5	132.6	3.7	123.5
4.	B	94.3	1.6	64.7	22.8	0.6	22.0	4.0	0.1	0.6
5.	Caa and lower	22.3	0.4	15.3	12.5	0.3	11.1	15.0	0.4	9.7
6.	In or near default	22.7	0.7	27.6	0.6	0.0	0.5	1.5	0.0	1.4

		$3,886.8	100.0%	$4,160.9	$3,780.9	100.0%	$3,868.9	$3,544.6	100.0%	$3,543.1

At December 31, 2002, the percentage, based on carrying value, of total public bonds that were investment grade (National Association of Insurance Commissioners Designation 1 or 2) was 93.2%, as compared to 95.0% and 96.4% at December 31, 2001 and

2000. At December 31, 2002, the percentage, based on carrying value, of total private placement fixed maturities that were investment grade (National Association of Insurance Commissioners Designation 1 or 2) was 83.3%, as compared to 93.6% and 95.0% at December 31, 2001 and 2000.

At December 31, 2002, the carrying value of the Closed Block’s problem and potential problem fixed maturities was $136.9 million and $3.6 million respectively, which, in the aggregate, represented approximately 3.5% of the total fixed maturity portfolio. As of December 31, 2001, the carrying value of the Closed Block’s problem and potential problem fixed maturities was $8.1 million and $3.9 million, respectively, which, in the aggregate, represented approximately 0.3% of the total fixed maturity portfolio. As of December 31, 2000, the carrying value of the Closed Block’s problem and potential problem fixed maturities was $11.7 million and $4.4 million, respectively, which, in the aggregate, represented approximately 0.5% of the total fixed maturity portfolio. At December 31, 2002, 2001 and December 31, 2000, the Company had no fixed maturity securities which had been restructured.

MONY Life has what it believes is a well-diversified portfolio of fixed maturities. The portfolio at December 31, 2002 included 18.8% in consumer goods and services, 10.0% in financial services and the remaining 71.2% in other sectors, none of which exceeded 10.0% of total fixed maturities. The portfolio at December 31, 2001 included 15.7% in consumer goods and services, 13.5% in asset and mortgage backed securities, 12.0% in financial services, 10.2% in public utilities, and the remaining 48.6% in other sectors, none of which exceeded 10.0% of total fixed maturities. The portfolio at December 31, 2000 included 14.0% in consumer goods and services, 13.0% in financial services, 12.9% in asset and mortgage backed securities, 11.7% in public utilities, 10.8% in other manufacturing and the remaining 37.6% in other sectors, none of which exceeded 10.0% of total fixed maturities.

At December 31, 2002, the largest non-government issuer of bonds held in the Closed Block was $150.0 million of AEGON notes that we purchased in connection with the Group Pension Transaction and which mature in April 2003 and December 2002. These notes represent approximately 3.6% of total Closed Block invested assets at December 31, 2002. No other individual non-government issuer represents more than 1.1% of invested assets.

The carrying value and estimated fair value of fixed maturities held in the Closed Block, by contractual maturity dates (excluding scheduled sinking funds), as of December 31, 2002, 2001 and 2000 are as follows:

Fixed Maturity Portfolio by Contractual Maturity Dates

	As of December 31, 2002		As of December 31, 2001		As of December 31, 2000
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	($ in millions)
Due in one year or less	$363.4	$366.6	$226.5	$232.8	$78.7	$78.1
Due after one year through five years	1,005.5	1,082.7	1,237.5	1,288.5	1,167.0	1,172.4
Due after five years through ten years	1,413.9	1,541.3	1,330.9	1,358.2	1,364.3	1,365.7
Due after ten years	595.6	633.1	474.6	472.1	479.9	472.2

Subtotal	3,378.4	3,623.7	3,269.5	3,351.6	3,089.9	3,088.4
Mortgage-backed and other asset-backed securities	508.4	537.2	511.4	517.3	454.7	454.7

Total	$3,886.8	$4,160.9	$3,780.9	$3,868.9	$3,544.6	$3,543.1

Mortgage Loans

Mortgage loans, consisting of commercial, agricultural and residential loans, comprised 11.1%, 11.1% and 10.7% of total invested Closed Block invested assets at December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, 2001 and 2000, commercial mortgage loans comprised $593.1 million, $582.0 million and $535.5 million, or 93.3%, 93.6% and 91.3% of total mortgage loan investments, respectively. Agricultural loans comprised $42.5 million, $39.7 million and $51.1 million, or 6.7%, 6.4% and 8.7% of total mortgage loans, and residential mortgages comprised $0.2 million, $0.2 million and $0.4 million, or 0.0%, 0.0% and 0.1% of total mortgage loan investments at the dates indicated, respectively.

Commercial Mortgage Loans

Following is a summary of Closed Block commercial mortgage loans by geographic area and property type as of December 31, 2002, 2001, and 2000, respectively.

Mortgage Loan Distribution by Geographic Area and by Property Type

	As of December 31, 2002			As of December 31, 2001			As of December 31, 2000
Geographic Area	Number of Loans	Carrying Value	% of Total Value	Number of Loans	Carrying Value	% of Total Value	Number of Loans	Carrying Value	% of Total Value
	($ in millions)
Southeast	19	$170.5	28.7%	18	$160.7	27.6%	16	$146.8	27.4%
Northeast	10	126.8	21.4	11	123.5	21.2	12	131.6	24.6
West	8	97.7	16.5	9	101.7	17.5	9	69.3	12.9
Midwest	13	91.3	15.4	15	78.6	13.5	14	73.1	13.6
Mountain	6	75.9	12.8	6	85.9	14.8	5	82.1	15.4
Southwest	5	30.9	5.2	5	31.6	5.4	6	32.6	6.1

Total	61	$593.1	100%	64	$582.0	100.0%	62	$535.5	100.0%

Property Type
Office	25	$336.4	56.7%	26	$322.6	55.4%	26	$331.8	62.0%
Retail	10	74.9	12.6	10	71.3	12.3	9	38.8	7.2
Mixed Use	9	46.9	7.9	10	55.2	9.5	9	31.3	5.9
Industrial	12	67.6	11.4	11	53.8	9.2	11	52.2	9.8
Hotel	3	50.4	8.5	4	58.4	10.0	3	55.9	10.4
Apartments	2	16.9	2.9	2	17.2	3.0	2	17.8	3.3
Other	—	—	—	1	3.5	0.6	2	7.7	1.4

Total	61	$593.1	100%	64	$582.0	100.0%	62	$535.5	100.0%

The following table presents the Closed Block’s commercial mortgage loan maturity profile for the periods indicated.

Commercial Mortgage Loan Portfolio Maturity Profile

	As of December 31,		As of December 31,
	2002		2001		2000
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	($ in millions)
1 year or less	$30.4	5.1%	$52.6	9.0%	$53.1	9.9%
Due after one year through five years	181.6	30.6	179.4	30.8	193.6	36.2
Due after five years through ten years	203.5	34.3	181.6	31.2	142.1	26.5
Due after ten years	177.6	30.3	168.4	29.0	146.7	27.4

Total	$593.1	100%	$582.0	100.0%	$535.5	100.0%

Problem, Potential Problem and Restructured Commercial Mortgages

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying value of all commercial mortgages as of the dates indicated. The table also presents the valuation allowances and writedowns that we recorded relative to commercial mortgages defined as problem, potential problem and restructured as of each of the dates above.

Problem, Potential Problem and Restructured Commercial Mortgages at Carrying Value

	As of December 31, 2002
	2002	2001	2000
	($ in millions)
Total commercial mortgages	$593.1	$582.0	$535.5

Problem commercial mortgages(1)	0.0	8.0	0.0
Potential problem commercial mortgages	103.4	63.3	72.0
Restructured commercial mortgages	6.3	10.3	15.6

Total problem, potential problem and restructured commercial mortgages	$109.7	$81.6	$87.6

Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	18.5%	14.0%	16.4%

Valuation allowances/writedowns(2):
Problem loans	$0.0	$3.2	$—
Potential problem loans	6.3	8.2	—
Restructured loans	2.1	2.1	2.1

Total valuation allowances/writedowns(2)	$8.4	$13.5	$2.1

Total valuation allowances/writedowns as a percent of problem, potential problem and restructured commercial mortgages at carrying value before valuation allowances and writedowns	7.1%	14.2%	2.3%

(1)	Problem commercial mortgages included mortgage loans in foreclosure of $0.0 million, $8.0 million and $0.0 million at December 31, 2002, 2001 and 2000, respectively.
(2)	Includes impairment writedowns recorded in accordance with Statements of Standard Accounting Practice No. 37, Mortgage Loans.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, we record a non-specific estimate of expected losses on all other mortgage loans so classified based on our historical loss experience for those investments. As of December 31, 2002, 2001 and 2000, these reserves were $5.9 million, $6.7 million and $0.0 million, respectively.

Investment of Surplus and Related Assets

The principal source of payment of principal and interest on the Notes is interest income on the Surplus and Related Assets and release of those assets as Closed Block liabilities are met over time. The Surplus and Related Assets were initially selected by MONY Life prior to the effective date of the offering of the Notes. The selection and the investment management of the Surplus and Related Assets is required under the Indenture conform to the investment policy set forth in the Indenture.

The statutory basis book value of the Surplus and Related Assets at December 31, 2002 was approximately $1.7 billion.

Investment of Funds in the Debt Service Coverage Account

We pledged the Debt Service Coverage Account as collateral for our obligations under the Notes and to Ambac. For as long as we remain obligated under the Notes or have any outstanding obligations to Ambac, we will maintain the Debt Service Coverage Account. One or more of our affiliates manages the investment of assets in the Debt Service Coverage Account, in accordance with the investment policy set forth in the Indenture.

The Group Pension Transaction with AEGON USA, Inc.

On December 31, 1993 (the “Group Pension Transaction Date”), the Company entered into an agreement (the “Agreement”) with AEGON USA, Inc. (“AEGON”) under which the Company transferred a substantial portion of its group pension business (hereafter referred to as the “Group Pension Transaction”), including its full service group pension contracts, consisting primarily of tax-deferred annuity, 401(k) and managed funds lines of business, to AEGON’s wholly-owned subsidiary, AUSA Life Insurance Company, Inc. (“AUSA”). The Company also transferred to AUSA the corporate infrastructure supporting the group pension business, including data processing systems, facilities and regional offices. AUSA was newly formed by AEGON solely for the purpose of facilitating this transaction. In connection with the transaction, the Company and AEGON have entered into certain service agreements. These agreements, among other things, provide that the

Company will continue to manage the transferred assets, and that AUSA will continue to provide certain administrative services to the Company’s remaining group pension contracts not included in the transfer.

Pursuant to the Agreement, the Company agreed to make a $200 million capital investment in AEGON by purchasing $150 million face amount of Series A Notes and $50 million face amount of Series B Notes (hereinafter referred to as the “Notes”). The Series A Notes pay interest at 6.44% per annum and the Series B Notes pay interest at 6.24% per annum. The Series B Notes matured on December 31, 2002 and the Series A Notes mature on April 7, 2003. The Company’s investment in the Series A Notes was intended to provide AEGON with the funding necessary to capitalize AUSA.

In accordance with GAAP, the transaction did not constitute a sale because the Company retained substantially all the risks and rewards associated with the existing deposits on the transferred business (the “Existing Deposits”). Accordingly, the Company reflects the transferred assets and liabilities on its balance sheet under separate captions entitled “Assets transferred in Group Pension Transaction” and “Liabilities transferred in Group Pension Transaction” until the expiration of the agreement, December 31, 2002. In addition, the Company reports in its GAAP earnings the profits from the Existing Deposits as discussed below.

Pursuant to the Agreement, the Company received from AUSA: (i) payments on an annual basis through December 31, 2002 (the “Group Pension Payments”) equal to all of the earnings from the Existing Deposits, (ii) a final payment (the “Final Value Payment”) at December 31, 2002 based on the remaining fair value of the Existing Deposits, and (iii) a contingent payment (the “New Business Growth Payment”) at December 31, 2002 based on new business growth subsequent to the Transaction Date.

With respect to the Group Pension Payments, the annual results from the Existing Deposits are measured on a basis in accordance with the Agreement (such basis hereafter referred to as the “Earnings Formula”) which is substantially the same as GAAP, except that: (i) asset impairments on fixed maturity securities are only recognized when such securities are designated with an NAIC rating of “6”, and (ii) no impairment losses are recognized on mortgage loans until such loans are disposed of, or at the time and in the calculation, of the Final Value Payment. All mortgage loans had been disposed of prior to the calculation of the Final Payment.

Earnings which emerge from the Existing Deposits pursuant to the application of the Earnings Formula are recorded in the Company’s financial statements only after adjustments (primarily to recognize asset impairments in accordance with SFAS Nos. 114 and 115) to reflect such earnings on a basis entirely in accordance with GAAP (such earnings hereafter referred to as the “Group Pension Profits”). Losses which arise from the application of the Earnings Formula for any annual period will be reflected in the Company’s results of operations (after adjustments to reflect such losses in accordance with GAAP) only up to the amount for which the Company is at risk (as described below), which at any time is equal to the then outstanding principal amount of the Series A Notes.

Operating losses reported in any annual period pursuant to the Earnings Formula are carried forward to reduce any earnings in subsequent years reported pursuant to the Earnings Formula. Any resultant deficit remaining at December 31, 2002 will be deducted from the Final Value Payment and New Business Growth Payment, if any, due to the Company. If a deficit still remains, it will be applied (as provided for in the Agreement) as an offset against the principal payment due to the Company upon maturity of the Series A Notes. As of December 31, 2002, there were no operating losses reported in any annual period during the term of the agreement, nor was the Company eligible for any New Business Growth payment.

For the years ended December 31, 2002, 2001 and 2000, AUSA reported earnings to the Company pursuant to the application of the Earnings Formula of $19.1 million, $27.4 million, and $26.9 million, respectively, and the Company recorded Group Pension Profits of $28.2 million, $30.7 million and $37.1 million, respectively. In addition, the Company earned $12.8 million of interest income on the Notes in each of the aforementioned years. In addition, the Company recorded earnings from the Final Value Payment of $54.1 million (before expenses of approximately $6.0 million relating thereto, which are recorded in “Other operating costs and expenses” in the consolidated statement of income and comprehensive income), on December 31, 2002.

The following sets forth certain summarized financial information relating to the Group Pension Transaction as of and for the periods indicated, including information regarding: (i) the general account assets transferred to support the Existing Deposits in the Group Pension Transaction (such assets hereafter referred to as the “AEGON Portfolio”), (ii) the transferred separate account assets and liabilities, and (iii) the components of revenue and expense comprising the Group Pension Profits:

	As of December 31,
	2002(3)	2001
	($ in millions)
Assets:
General Account
Fixed maturity securities: available for sale, at estimated fair value (amortized cost of $1,371.2)	$—	$1,400.5
Mortgage loans on real estate	—	26.5
Cash and cash equivalents	—	19.4
Accrued investment income	—	24.5

Total general account assets	—	1,470.9
Separate account assets	—	3,179.5

Total assets	$—	$4,650.4

Liabilities:
General liabilities account(1)
Policyholders’ account balances	$—	$1,398.8
Other liabilities	—	18.8

Total general account liabilities	—	1,417.6
Separate account liabilities(2)	—	3,179.5

Total liabilities	$—	$4,597.1

(1)	Includes general account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $71.2 million as of December 31, 2001.
(2)	Includes separate account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $11.8 million as of December 31, 2001.
(3)	As explained in Note 11, in accordance with GAAP, the Group Pension Transaction did not constitute a sale because the Company retained substantially all the risks and rewards associated with the business transferred to Aegon. Accordingly, over the life of the transaction the Company was required to reflect the transferred assets and liabilities on its balance sheet under separate captions entitled “Assets transferred in Group Pension Transaction” and “Liabilities transferred in Group Pension Transaction”. As a result of the expiration of the transaction at December 31, 2002 and the recognition of earnings from the Final Value Payment from Aegon, the Company has no further interest in the transferred assets and liabilities and, accordingly, such assets and liabilities are no longer reflected on the Company’s balance sheet.

	For the Year Ended December 31,
	2002	2001	2000
	($ in millions)
Revenues:
Product policy fees	$18.3	$19.6	$26.3
Net investment income	88.2	102.0	113.5
Net realized gains (losses) on investments (2)	0.8	1.5	(1.2)

Total revenues	107.3	123.1	138.6
Benefits and Expenses:
Interest credited to policyholders’ account balances	63.5	74.8	84.6
Other operating costs and expenses	15.6	17.6	16.9

Total benefits and expenses	79.1	92.4	101.5

Group Pension Profits	28.2	30.7	37.1
Final Value Payment (1)	54.1	—	—

Total	$82.3	$30.7	$37.1

(1)	Expenses of approximately $6.0 million relating to the Final Value Payment are recorded in “Other operating costs and expenses” on the Company’s consolidated statement of income and comprehensive income.
(2)	Includes $2.5 million of pretax realized losses ($1.6 million after-tax) relating to the impairment of certain investment which was included in the 4th quarter 2001 Other Charges (see Note 24).

Liquidity and Capital Resources

MONY Holdings —

We were formed as a downstream, wholly-owned, holding company of MONY Group on February 27, 2002 for the purpose of issuing debt tied to the performance of the Closed Block Business within MONY Life (see Note 8 of the Generally Accepted Accounting Principles Interim Condensed Consolidated Financial Statements of MONY Holdings LLC and Subsidiary for an explanation of the Closed Block Business), a wholly-owned and principal operating subsidiary of MONY Group. On April 30, 2002, concurrent with the commencement of our operations, we, in a structured financing tied to the performance of the Closed Block Business within MONY Life, issued $300.0 million of floating rate insured debt securities (which we refer to as the old notes) in a private placement and MONY Group, pursuant to the terms of the structured financing, transferred all of its ownership interest in MONY Life to us.

Proceeds to us from the issuance of the old notes, after all offering and other related expenses, were approximately $292.3 million. Of this amount, $60 million was deposited in a debt service coverage account, pursuant to the terms of the note indenture, to provide collateral for the payment of interest and principal on the old notes. These funds will ultimately revert back to us, provided that the cash flows from the Closed Block Business are sufficient to satisfy our obligations under the old notes. The balance of the proceeds we received of approximately $232.3 million was distributed to MONY Group in the form of a dividend.

The old notes mature on January 21, 2017. The old notes pay interest only through January 21, 2008 at which time principal payments begin to be made pursuant to an amortization schedule. Interest on the old notes is payable quarterly at an annual rate equal to the three month London Interbank Offered Rate plus 0.55%. Concurrent with the issuance of the old notes, we entered into an interest rate swap contract, which locked in a fixed rate of interest on this indebtedness at 6.44%. Including debt issuance costs of $7.4 million and the cost of the insurance policy (75 basis points per annum), which guarantees the scheduled principal and interest payments on the old notes, the total effective cost of the indebtedness is 7.36%.

Pursuant to the terms of this structured financing, we can, subject to certain conditions, issue an additional $150.0 million of this floating rate insured debt in the future. This transaction effectively securitized a portion of the future profits from MONY Life’s Closed Block Business. The source of cash flows and the collateral for the payment of principal and interest on the old notes is limited to: (i) the amount of dividends that can be paid by MONY Life which are attributable to the Closed Block business, (ii) net tax payments paid to us pursuant to certain tax sharing agreements, (iii) net payments made to us under the aforementioned interest rate swap, and (iv) amounts on deposit in the debt service coverage account (and the earnings thereon).

In addition to the aforementioned cash flows and collateral, investors in the notes have limited recourse to us in the event of any default under the old notes. The amount of dividends attributable to the Closed Block business is determined by applying the New York dividend regulation to the surplus and net gain from operations of MONY Life which is attributable to the Closed Block business, subject to certain adjustments described in the indenture.

During the second quarter of 2002, out of the proceeds from the dividend we made to MONY Group, MONY Group loaned MONY Life and MONY Life Insurance Company of America $48.1 million and $121.0 million, respectively. During the third quarter of 2002, MONY Group loaned MONY Life an additional $24.6 million out of the proceeds from the aforementioned dividend. The loans are in the form of demand loans, which allow MONY Group the ability to require repayment at its discretion. The loans were made to effectively enable MONY Group to invest the funds from the issuance of the old notes in higher yielding, longer duration investments until such time as the funds could be permanently invested by MONY Group. The ability of MONY Life and MONY Life Insurance Company of America to invest the funds in longer duration securities is possible because both MONY Life and MONY Life Insurance Company of America have other sources of cash flow that enable them to fund the aforementioned demand when it occurs. The loans bear interest at a floating rate equal to the Federal Funds Rate plus 0.15% per annum. On September 24, 2002, MONY Life Insurance Company repaid to MONY Group the entire amount of the principal outstanding on its loan of $67.7 million plus interest accrued through that date of $0.3 million.

MONY Life —

Cash Inflows and Outflows

MONY Life’s cash inflows are provided mainly from life insurance premiums, annuity considerations and deposit funds, investment income, and maturities and dispositions of invested assets. Cash outflows primarily relate to the liabilities associated with its various life insurance and annuity products, dividends to policyholders, dividends to MONY Holdings (if declared and paid), operating expenses, income taxes, and principal and interest payments on its inter-company surplus notes and demand notes outstanding. The life insurance and annuity liabilities relate to the Company’s obligation to make benefit payments under its insurance and annuity contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans. The Company develops an annual cash flow projection which shows expected asset and liability cash flows on a monthly basis. At the end of each quarter actual cash flows are compared to projections, projections for the balance of the year are adjusted in light of the actual results, if appropriate, and investment strategies are also changed, if appropriate. The quarterly cash flow reports contain relevant information on all the following: new product sales and deposits versus projections, existing liability cash flow versus projections and asset portfolio cash flow versus projections. An interest rate projection is a part of the internal cash flow projections for both assets and liabilities. Actual changes in interest rates during the year and, to a lesser extent, changes in rate expectations will impact the changes in projected asset and liability cash flows during the course of the year. When the

Company is formulating its cash flow projections, it considers, among other things, its expectations about sales of the Company’s products, its expectations concerning customer behavior in light of current and expected economic conditions, its expectations concerning competitors and the general outlook for the economy and interest rates. See “— Investments — General In 2002, MONY Life paid a dividend to MONY Holdings in the amount of $90.0 million, of which $15.6 million was retained by MONY Holdings in its DSCA Sub-account CCB (see Note 20 to the Consolidated Financial Statement) and $74.4 million as paid by MONY Holdings in the form of a dividend to MONY Group. Also in 2002, MONY Group contributed $125.0 million to MONY Holdings, which in turn contributed such amount to MONY Life to support its capital and surplus.

The events most likely to cause an adjustment in the Company’s investment policies are: (i) a significant change in its product mix, (ii) a significant change in the outlook for either the economy in general or for interest rates in particular and (iii) a significant reevaluation of the prospective risks and returns of various asset classes. See “— Investments — General.”

The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company’s total annuity reserves and deposit liabilities at December 31, 2002 and 2001.

Withdrawal Characteristics of Annuity Reserves and Deposit Liabilities

	Amount at December 31, 2002	Percent of Total	Amount at December 31, 2001	Percent of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$1,054.6	19.1%	$1,282.1	20.4%
Subject to discretionary withdrawal — with market value
adjustment or at carrying value less surrender charge	3,369.8	61.2	3,946.9	62.8

Subtotal	4,424.4	80.3	5,229.0	83.2
Subject to discretionary withdrawal — without adjustment at carrying value	1,085.5	19.7	1,057.6	16.8

Total annuity reserves and deposit liabilities (gross)	5,509.9	100.0%	6,286.6	100.0%

Less reinsurance	68.6		71.2

Total annuity reserves and deposit liabilities (net)	$5,441.3		$6,215.4

The following table sets forth by product line the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

Surrenders and Withdrawals

	For the Year Ended December 31,
	2002	2001	2000
	($ in millions)
Product Line:
Traditional life	$350.2	$367.1	$383.4
Variable and universal life	59.8	72.1	40.8
Annuities(1)(3)	459.4	465.0	780.3
Group pension(2)	162.4	94.5	257.1

Total	$1,031.8	$998.7	$1,461.6

(1)	Excludes approximately $71.0 million, $208.0 million and $998.0 million in 2002, 2001 and 2000, respectively, relating to surrenders associated with an exchange program offered by MONY Life wherein contractholders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by MONY Life.
(3)	Excludes transfers between funds within the MONY Life benefit plans.
(4)	Includes reclassification of $230.6 million and $121.3 million for the years ended December 31, 2002 and 2001, respectively, for Separate Account Deposit Type contract withdrawals.

In July 1999, the Company responded to an increasing trend in surrenders by enhancing its variable annuity products by offering new investment fund choices. In addition to the product enhancements, the Company established a special conservation unit and began to offer policyholders the opportunity to exchange their contracts for a newly created more competitive series of products. The positive effects of the conservation efforts are reflected in the decreased surrender activity for the years ended December 31, 2002 and 2001 compared to the year ended December 31, 2000.

The Company’s principal sources of liquidity to meet cash outflows are its portfolio of liquid assets and its net operating cash flow. During 2002, the Company reported net cash inflows from operations of $68.6 million, a $54.3 million increase from net cash inflows of $14.3 million 2001. The increase from the prior year is primarily due to a decrease in operating expenses, lower federal income tax payments and lower death benefit payouts, offset by an increase in the amounts due from reinsurers and the timing of payment of liabilities.

The Company’s liquid assets include substantial U.S. treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company’s sources of liquidity are adequate to meet its anticipated needs.

Also, See “ — Investments” for information on the Company’s investment portfolio.

Effects of Inflation

The Company does not believe that inflation has had a material effect on its consolidated results of operations insofar as inflation affects interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS OF MONY LIFE (STATUTORY ACCOUNTING PRACTICES)

The following discussion and analysis addresses the financial condition and results of operations of MONY Life as reported in accordance with Statutory Accounting Practices for the year ended December 31, 2002 as compared to the year ended December 31, 2001. You should read this discussion in conjunction with MONY Life’s Statutory Accounting Practices Financial Statements in this Annual Report on Form 10K.

Organization and Business:

MONY Life Insurance Company (formerly, The Mutual Life Insurance Company of New York), is the principal subsidiary of MONY Holdings LLC (MONY Holdings). MONY Holdings is a subsidiary of The MONY Group, Inc. (MONY Group). On November 16, 1998, pursuant to the Plan of Reorganization (the “Plan”) approved by the New York Superintendent of Insurance, The Mutual Life Insurance Company of New York (“MONY”) converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of MONY Group which was organized on June 24, 1997 for the purpose of becoming the parent holding company of MONY. Also, on November 16, 1998, MONY Group consummated an initial public offering (the “Offerings”) of approximately 12.9 million shares of common stock. The shares of common stock issued in the Offerings are in addition to approximately 34.3 million shares of common stock of MONY Group distributed to certain eligible policyholders of MONY in exchange for their ownership interests in MONY.

On February 27, 2002, MONY Group formed a downstream holding company, MONY Holdings. On April 30, 2002, MONY Group transferred all its ownership interests in MONY to MONY Holdings, and MONY Holdings, through a structured financing tied to the performance of the Closed Block Business within MONY Life, issued $300 million of floating rate insured debt securities in a private placement. The Closed Block Business consists of MONY Life’s regulatory Closed Block and surplus and related assets within MONY Life that support the business in the regulatory Closed Block. Other than activities related to servicing the notes in accordance with the indenture and it’s ownership of MONY Life, MONY Holdings has no operations and engages in no other activity.

Proceeds to MONY Holdings from the issuance of the aforementioned debt securities, after all offering and other related expenses, were approximately $292.6 million. Of this amount, $60 million was deposited in a debt service coverage account, pursuant to the terms of the note indenture, to provide liquidity and collateral for the payment of interest and principal on the notes. These funds will ultimately revert back to the Company, provided that the cash flows from the Closed Block Business are sufficient to satisfy MONY Holdings’ obligations under the notes. The remaining balance of the proceeds from the debt issuance of approximately $232.6 million, were distributed to MONY Group in the form of a dividend.

In connection with this financing, MONY Holdings purchased insurance from Ambac Assurance Corporation which guarantees the timely payment of interest and principal to investors in the event of a default on the notes. As a result of this insurance, the notes were rated triple-A by all the major rating organizations, allowing MONY Holdings to minimize the cost of such debt. Interest on the notes accrue at an annual rate equal to three-month LIBOR plus 0.55%. Concurrent with the issuance of the notes, MONY Holdings entered into an interest rate swap contract, which locked in a fixed rate of interest on the debt of 7.19%. Including all costs associated with the offering, the effective yield on the debt is 7.36%.

Pursuant to the terms of the structured financing, MONY Holdings can, subject to certain conditions, issue an additional $150 million of this floating rate insured debt in the future. This transaction effectively securitized a portion of the future profits from MONY Life’s Closed Block Business. The source of cash flows and the collateral for the payment of principal and interest on the debt is limited to: (i) the amount of dividends that can be paid by MONY Life which are attributable to the Closed Block Business, (ii) net tax payments paid to MONY Holdings pursuant to certain tax sharing agreements, (iii) net payments made to MONY Holdings under the aforementioned interest rate swap, and (iv) amounts on deposit in (and the earnings thereon) the debt service coverage account. In addition to the aforementioned cash flows and collateral, investors in the notes have limited recourse to MONY Holdings in the event of any default under the notes. The amount of dividends attributable to the Closed Block Business is determined by applying the New York dividend regulation to the surplus and net gain from operations of MONY Life which is attributable to the Closed Block Business, subject to certain adjustments described in the indenture.

From the proceeds of the dividend MONY Holdings made to MONY Group, MONY Group loaned MONY Life $67.7 million. This loan was in the form of a demand loan, which allows MONY Group the ability to require repayment at its discretion. The loan was made to effectively enable MONY Group to invest the funds from the issuance of the Notes in higher yielding longer duration investments until such time the funds could be permanently invested by MONY Group. The ability of MONY Life to invest the funds in longer duration securities is possible because MONY Life has other sources of cash flow that enables the company to fund the aforementioned demand when it occurs. The interest rate on the loan was at a floating rate equal to the Federal Funds Rate plus 0.15% per annum. MONY Life paid off $55.0 million of the loan on September 24, 2002 and $12.7 million of the loan on November 26, 2002. MONY Life paid $ 0.3 million in interest on these loans to MONY Group during 2002.

The Company and its subsidiaries provide life insurance, annuities, corporate-owned and bank-owned life insurance (“COLI/BOLI”) products, mutual funds, securities brokerage, asset management, and business and estate planning. The Company distributes its products and services to individuals and institutional clients through a career agency sales force and financial advisors and brokers of its mutual fund and broker-dealer subsidiaries. In addition, the Company distributes it products and services through what it defines as complementary distribution channels, which principally consist of independent third-party insurance brokerage general agencies and securities broker-dealers, as well as its corporate marketing team. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico and currently insures or provides other financial services to more than one million people.

MONY Life’s principal wholly-owned direct and indirect operating subsidiaries include: (i) MONY Life Insurance Company of America (“MLOA”), an Arizona domiciled life insurance company, (ii) Enterprise Capital Management (“Enterprise”), a distributor of both proprietary and non-proprietary mutual funds, (iii) U.S. Financial Life Insurance Company (“USFL”), an Ohio domiciled insurer underwriting specialty risk life insurance business, (iv) MONY Securities Corporation (“MSC”), a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force, (v) Trusted Securities Advisors Corporation (“Trusted Advisors”), which distributes investment products and services through a network of independent certified public accountants, (vi) MONY Brokerage, Inc. (“MBI”), a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so they can meet the insurance and investment needs of their customers, and (vii) MONY Life Insurance Company of the Americas, Ltd. (“MLICA”), which provides life insurance, annuity and investment products to nationals of certain Latin American countries.

New Statutory Accounting Practices

In 2001, the Insurance Department of the State of New York, MONY Life’s state of domicile, adopted the NAIC Accounting Practices and Procedures manual, version effective January 1, 2001, (which we refer to as NAIC SAP) as a component of prescribed or permitted accounting practices accepted by the state. NAIC SAP represents a new statutory accounting framework adopted by the NAIC, which is substantively different from statutory accounting practices followed prior to 2001. As a result of MONY Life’s adoption of Codified SAP as prescribed or permitted by the State of New York, MONY Life recorded a charge to surplus of approximately $36.9 million on January 1, 2001, the mandatory effective date of the adoption of Codified SAP by insurers. The State of New York has adopted specified prescribed accounting practices that differ from Codified SAP. The principal differences at December 31, 2001 were:

•	goodwill arising from the purchase of a subsidiary or controlled or affiliated entity is written off by New York domiciled companies directly to surplus in the year it originates, whereas, under Codified SAP, goodwill in amounts not exceeding 10% of an insurer’s capital and surplus may be recognized as an admitted asset, and

•	deferred tax assets and deferred tax liabilities representing the expected future tax consequences of temporary differences generated by differences between statutory and tax accounting are not recorded by New York domiciled companies, whereas, under Codified SAP, those deferred tax assets and liabilities are recognized as admitted assets or liabilities, respectively.

Effective December 31, 2002 New York adopted certain additional provisions of NAIC SAP which require New York domiciled companies to record deferred tax assets and deferred tax liabilities. As a result of the change, the Company reported a change in accounting principle, as an adjustment that increased unassigned funds (surplus) by $90.2 million in 2002

A reconciliation of MONY Life’s capital and surplus between practices prescribed or permitted by the State of New York and Codified SAP is shown below:

	December 31, 2002	December 31, 2001
	($ in millions)	($ in millions)
Statutory surplus, New York basis	$906.4	$917.4
New York prescribed practices:
Goodwill	18.5	21.6
Deferred tax assets, net	—	89.9

Statutory surplus, Codified SAP basis	$924.9	$1,028.9

Certain reclassifications have been made in amounts presented on the statutory results of operations for the prior year to conform such year to the current year’s presentation. These reclassifications principally relate to certain separate account group annuity contracts and had no effect on previously reported net income, surplus, total assets or liabilities. Such contracts are required to be accounted for as life insurance contracts, whereas in the prior year these contracts were accounted for as deposit-type contracts.

Results of Operations For the Years Ended December 31, 2002 and 2001

The following table presents a summary of MONY Life’s statutory basis results of operations for the years ended December 31, 2002 and 2001:

	Years Ended December 31,
	2002	2001
	($ in millions)
Revenues:
Premiums, annuity considerations and fund deposits	$812.8	$861.0
Net investment income	594.7	624.3
Other income (net)	80.3	6.9

Total revenues:	$1,487.8	$1,492.2

Benefits and Expenses:
Policyholder and contractholder benefits	961.5	976.6
Change in policy and contract reserves	112.7	27.2
Commissions	25.7	28.4
Net transfers from separate accounts	(185.6)	(69.1)
Other expenses, net	197.9	223.6

Total benefits and expenses:	$1,112.2	$1,186.7

Net gain from operations before dividends and federal income taxes:	375.6	305.5
Dividends to policyholders	202.2	203.7

Net gain from operations before federal income taxes:	173.4	101.8
Federal income tax (benefit) expense	18.8	(0.7)

Net gain from operations:	154.6	102.5
Net realized capital losses	(141.5)	(69.1)

Net income	$13.1	$33.4

Premiums, annuity considerations and fund deposits.

Premiums, Annuity Considerations and Fund Deposits consist of premiums and deposits from MONY Life’s Individual Operations (life, health and annuities) and Group Operation of approximately $695.8 million and $117.0 million for the year ended December 31, 2002, respectively, as compared to approximately $720.2 million and $140.8 million for the year ended December 31, 2001, respectively.

The decrease of $24.4 million in Individual Operations premiums and deposits for the year ended December 31, 2002 as compared to the comparable prior year period is primarily attributable to lower individual life insurance premiums of $41.0 million, partially offset by an increase in individual annuity considerations of $16.7 million.

The decrease in individual life premiums of $41.0 million, from $635.6 million for the year ended December 31, 2001 to $594.6 million for the same period in 2002, was primarily due to the declining in force business of the Closed Block. Premium income for the Closed Block decreased by $26.7 million excluding reinvested dividends for the year ended December 31, 2002 compared to the same period 2001. Premium from reinvested dividends in the Closed Block decreased by $ 14.1 million from the prior year primarily due to a reduction in the dividend scale effective January 1, 2002. Reinvested dividends represent dividends paid to policyholders of participating insurance contracts that, pursuant to the policyholders’ election under the contract, are generally reinvested to purchase additional insurance coverage. The amount of the dividends paid to policyholders is determined based upon the profitability of such policies. Dividends to policy holders are recorded as an expense, and if reinvestment is elected by the policyholder, the reinvestment of the dividend to purchase additional coverage is concurrently recorded as premium revenue.

The increase in annuity deposits of $16.7 million was primarily due to an increase of $35.0 million from a new flexible premium deferred annuity product offered in 2002 which featured very competitive rates, offset by a decrease in flexible premium variable annuity deposits of $18.4 million. The decrease in flexible premium variable annuity deposits was primarily due to the impact of an exchange program initiated by MONY Life in 2000 offset by an increase in new deposits of $2.1 million. The exchange program represented an offer to contractholders whereby they were given the ability, free of charge, to exchange their old flexible premium variable annuity contracts for a new enhanced flexible premium variable annuity contract offered by MONY Life. This exchange program accounted for annuity deposits of $8.7 million during the year ended December 31, 2002, as compared to $29.2 million for the comparative prior year period, a decrease of $20.5 million

The decrease in Group Operation’s premiums and deposits of $23.8 million, from $140.8 million for the year ended December 31, 2001 to $117.0 million for the year ended December 31, 2002, is primarily due to lower group pension deposits received in 2002.

Net investment income.

For the year ended December 31, 2002, MONY Life reported net investment income of $594.7 million, a decrease of $29.6 million from $624.3 million reported for the year ended December 31, 2001. The decrease in net investment income is primarily due to a decrease of $26.2 million in income reported from the MONY Life’s investments in short-term commercial paper, fixed maturities, and mortgages. The decrease was principally caused by lower interest rates in 2002. In addition, MONY Life reported a decrease in income of $8.1 million reported from venture capital investment partnerships. The annualized yield on MONY Life’s average invested assets, including its investments in venture capital partnerships, before and after realized gains on investments was 6.4% and 4.9%, respectively, for 2002, as compared to 6.5% and 5.9%, respectively, for 2001. The following discusses the nature of MONY Life’s venture capital investments, as well as the statutory accounting practices applied to them.

The limited partnerships in which MONY Life has invested are investment partnerships which invest in the equity of private companies (generally in the form of common stock). These partnerships will generally hold the equity until the underlying company issues its securities to the public through an initial public offering. At that time or thereafter, at the general partners’ discretion, the partnership will generally distribute the underlying common stock to its partners. Upon this distribution, MONY Life, in accordance with statutory accounting practices applied in 2002 and prior years, will:

•	record the common stock received at fair value,

•	reverse the carrying value of the corresponding limited partnership investment, and

•	record, as investment income, any excess of the fair value of the common stock distributed over the carrying value of the limited partnership investment.

It is MONY Life’s policy to seek to liquidate these investments as soon as possible after receipt of the distribution.

At December 31, 2002 and 2001, MONY Life had investments in approximately 49 and 51 different limited partnerships, respectively, which represented 1.9% and 2.6%, respectively, of MONY Life’s general account invested assets. Investment results for the portfolio are dependent upon, among other things, general market conditions for initial and secondary offerings of common stock.

Other income (net).

Other income (net) and its related increase of approximately $73.4 million, to $80.3 million for the year ended December 31, 2002 from $6.9 million for the year ended December 31, 2001, primarily consisted of the following:

	2002	2001	Year to Year Change
	(in millions)
Commissions and expense allowances on reinsurance ceded (1)	$100.1	$38.1	$62.0
Reserve adjustments on reinsurance ceded	(6.6)	(13.3)	6.7
Income from fees associated with investment management and administration of separate accounts	9.7	10.6	(0.9)
Reserves for Company Benefit Plans	(0.6)	0.5	(1.1)
Change in cash value of officers’ life insurance	(10.5)	(1.7)	(8.8)
Miscellaneous	(11.8)	(27.3)	15.5

Total:	$80.3	$6.9	$73.4

(1)	Includes $91.0 million and $27.4 million in connection with the Group Pension Transaction for the year ended December 31, 2002 and 2001, respectively.

For the year ended December 31, 2002 commissions and expense allowances on reinsurance ceded were $100.1 million, an increase of $62.0 million from $38.1 million reported for the year ended December 31, 2001. The increase is primarily due to an increase of $63.6 million in profits on the transferred group pension business (see Group Pension Transaction).

Reserve adjustments on reinsurance ceded were $(6.6) million in 2002 compared to $(13.3) million during 2001. The increase in reserve adjustments was due to higher surrenders reported on reinsurance in 2001 and lower interest rates on modified coinsurance reserves during 2002.

For the year ended December 31, 2002 MONY Life reported $(0.6) million from the change in reserves relating to employee benefit plans, a decrease of $1.1 million, as compared to $0.5 million reported for the year ended December 31, 2001. The decrease is primarily due to higher reserve benefits for life, disability, and medical coverage to company employees.

For the year ended December 31, 2002 MONY Life reported $(11.8) million in miscellaneous income, an increase of $15.5 million, as compared to $(27.3) million for the year ended December 31, 2001. This increase in miscellaneous income is primarily attributable to a decrease in fixed asset write-offs of $8.9 million related to corporate restructuring in 2001, a decrease in reserves and expenses for various legal matters of $5.2 million, and decreases of $3.1 million and $1.7 million for prior year investment and expense items, respectively. Partially offsetting these decreases was an increase in expenses of $5.2 million related to interest on MONY Life’s tax valuation allowance.

Policyholder and contractholder benefits.

For the year ended December 31, 2002, MONY Life reported policyholder and contractholder benefits of $961.5 million, a decrease of $15.1 million from $976.6 million reported for the year ended December 31, 2001. The decrease is primarily attributable to a decrease in death benefits of $25.6 million, and a decrease in interest on policy and contract funds of $5.2 million, partially offset by an increase in surrenders and withdrawals of $18.9 million.

The decrease in death benefits of $25.6 million from $227.5 million for the year ended December 31, 2002 to $201.9 million for the comparable period in 2002, was primarily due to more favorable mortality experience of $14.7 million and $10.9 million in closed block business and ongoing business, respectively from 2001.

The increase in surrenders and withdrawals of $18.9 million is primarily comprised of an increases of $53.8 million related to group annuity contracts, offset by decreases of $23.1 million related to individual annuity contracts and $11.5 related to individual life contracts. The increase in withdrawals on retained group annuity contracts from $224.1 million in 2001 to $277.9 million during 2002, is primarily attributable to large withdrawals of separate account group pension assets during 2002. The decrease in individual annuity contracts is primarily from the impact of the flexible premium variable annuity exchange program discussed above. This exchange program accounted for annuity withdrawals of $8.7 million for the year ended December 31, 2002 and $29.2 million for the same period in 2002, a decrease of $20.5 million.

Change in policy and contract reserves.

For the year ended December 31, 2002, MONY Life reported a change in policy and contract reserves of $112.7 million, an increase of $85.5 million from $27.2 million reported for the year ended December 31, 2001. The increase is primarily attributable to:

•	the change in reserves on individual annuity contracts for the year ended December 31, 2002 of $50.5 million compared with $(12.6) for the same period in 2001, a change of $63.1 million. This change was due to lower surrenders of fixed annuities and higher reserve increases on variable annuity general account fund balances in 2002.

•	the reserve change in individual life contracts of $63.6 million and $72.3 million for the years ended December 31, 2002 and 2001 respectively a change of $(8.7) million. The decrease in the change in reserves was due to lower reserve increases on closed block business due to its declining in force business.

•	the change in reserves on group annuity contracts for the year ended December 31, 2002 of $1.1 million compared with $(29.4) million for the same period in 2001, a change of $30.5 million. The increase in the change in reserves was due to lower surrenders on group pension contracts in 2002 when compared to the same period in the prior year.

Commissions.

For the year ended December 31, 2002, MONY Life reported commissions of $25.7 million, a decrease of $2.7 million from $28.4 million reported for the year ended December 31, 2001. The decrease is primarily due to decreases in direct commissions of $1.4 million and commissions and allowances on reinsurance assumed of $1.3 million. The decrease in direct commissions from $25.2 million for the year ended December 31, 2001 to $23.8 million for the same period ended December 31, 2002 was primarily due to a decrease in first year premium. The decrease in commissions and allowances on reinsurance assumed is attributable to a decrease in premiums and corresponding reinsurance allowances received on a modco reinsurance treaty with MLICA, MONY Life’s indirect wholly owned international life insurance company.

Transfers from separate accounts.

For the year ended December 31, 2002, MONY Life reported net transfers from separate accounts of $185.6 million, an increase of $116.5 million from $69.1 million reported for the year ended December 31, 2001. The increase is primarily due to increases in net transfers from the separate accounts on group pension business of $97.5 million and from individual annuity business of $19.7 million.

The increase in group pension transfers from the separate accounts during 2002 is primarily attributable to the increase in surrenders and withdrawals on this business. The increase in net transfers from separate accounts on individual annuity business is primarily due to larger amounts of variable annuity deposits and fund balances being allocated to and transferred into general account investment options during 2002.

Other expenses (net).

The following table summarizes the components of other operating expenses for the years ended December 31, 2002 and 2001, respectively.

	Years Ended December 31		Year to Year Change 2001-2002
	2002	2001
	($ in millions)
General insurance expenses	$180.8	$206.0	$(25.2)
Insurance taxes, licenses, and fees, excluding federal income tax	15.4	13.3	2.1
Increase in loading on deferred and uncollected premiums	(0.4)	0.2	(0.6)
Aviation reinsurance losses (gains)	(0.4)	1.0	(1.4)
Transfer of deposit type funds	2.1	2.5	(0.4)
Transfer of pension liabilities	0.4	0.6	(0.2)

Total:	$197.9	$223.6	$(25.7)

The decrease in general insurance expenses of $25.2 million from $206.0 million for year ended December 31, 2001 to $180.8 million for the comparable period in 2002, was primarily due to decreases in compensation of $24.8 million and other fees and services of $6.7 million, partially offset by an increase in expenses for benefit plans for employees and agents of $11.2 million. The decrease in compensation during 2002 is primarily attributable to decreases in incentive compensation expense and in salaries related to staff reductions implemented during 2001.

Dividends to policyholders.

For the year ended December 31, 2002, dividends to policyholders were $202.2 million, a decrease of $1.5 million from $203.7 million for the year ended December 31, 2001. Dividend scales were not changed during this period and the decrease reflects the normal year-to-year progression of dividends as well as true-up of liability estimates to actual payments made in the following year.

Federal income taxes.

MONY Life recorded federal income taxes of $18.8 million and $(0.7) million for the years ended December 31, 2002 and 2001, respectively. Federal income tax incurred recorded in the Summary of Operations excludes the tax based on Capital Gains net of interest maintenance reserve tax (which we refer to as Gains Tax). The excluded Gains Tax for the year ended December 31, 2002 and 2001 was $(3.0) million and $13.5 million, respectively. The increase in the federal income tax incurred of $19.5 was due to an increase in net gains from operations and a net increase in tax deductible statutory to tax adjustment relating to litigation and miscellaneous reserves, cash surrender value of corporate owned life insurance and the accrual of policyholders dividends offset by a benefit for a capital loss carryback reflected in the Gains Tax computation. The excluded Gains Tax decreased by $16.6 million which was due to an increase in the statutory realized loss offset by an increase in the deductible statutory to tax adjustment for realized tax losses on various equity investments.

Net realized capital gains/(losses).

Net realized capital gains/(losses) by investment type are shown in the following table:

	2002	2001
	($ in millions)
Bonds and preferred stock	$(56.3)	$(19.4)
Common stock	(5.6)	(1.5)
Mortgage loans	(16.7)	(2.0)
Real estate and real estate joint ventures	(33.7)	(1.8)
Equity partnerships	(20.7)	(19.5)
Other investments	(0.0)	(6.8)

Net realized capital losses before federal income taxes and transfer to interest maintenance reserve	(133.0)	(51.0)
Federal income tax expense	3.0	(13.6)

Net realized capital losses before transfer to interest maintenance reserve	(130.0)	(64.6)
Transfers to interest maintenance reserve	(11.5)	(4.5)

Net realized capital losses	$(141.5)	$(69.1)

On a pre-tax, pre-IMR basis, realized capital gains/(losses) were ($133.0) million in 2002 compared to ($51.0) million in 2001, an increased loss of $82.0 million. The increased loss was primarily due to an increase in impairment write-downs of $54.3 million on bonds and preferred stocks, $11.4 million on mortgage loans and $26.3 real estate and real estate joint ventures. Partially offsetting these losses were net gains from sales of investments of $10.0 million. On an after-tax, after transfers to IMR basis, realized capital losses were $141.5 million in 2002 versus $69.1 million in 2001, an increased loss of $72.4 million. Lower capital gains tax of $16.6 million is due to an increase in realized losses offset by an increase in the deductible statutory tax adjustment for realized losses on various equity investments.

Statutory Capital For the Years Ended December 31, 2002 and 2001

The components of the Company’s Statutory Capital are:

	As of December 31,
	2002	2001
	($ in millions)
Common capital stock	$2.5	$2.5
Surplus notes	216.1	216.1
Gross paid in and contributed surplus	1,020.1	895.1
Unassigned funds (surplus)	(332.3)	(196.3)

Total Statutory Capital and Surplus:	$906.4	$917.4

The principal components of the changes in total statutory capital and surplus from year to year are as follows:

	For the Year Ended December 31,
	2002	2001
	($ in millions)
Statutory Surplus, January 1	$917.4	$1,154.8
Net income	13.1	33.4
Change in net unrealized capital gains (losses)	(135.3)	(196.6)
Paid in surplus	125.0	0.0
Dividends to parent	(90.0)	(115.0)
Cumulative effect of change in accounting	90.2	(36.9)
Change in Asset Valuation Reserve	(1.6)	85.1
Other	(12.4)	(7.4)

Statutory Surplus, December 31	$906.4	$917.4

Change in Net Unrealized Capital Gains/(Losses)

MONY Life recorded net unrealized capital losses of $135.3 million for the year ended December 31, 2002, a decrease of $61.3 million from $196.6 million recorded for the year ended December 31, 2001. The decrease was primarily due to:

•	a decrease in the fair value of MONY Life’s investment in venture capital partnerships of approximately $51.5 million during 2002, compared with a $107.4 million decrease in 2001, a change of $55.9 million,

•	and unrealized losses on investments in subsidiaries of approximately $92.8 million compared to $103.7 million in 2001.

MONY Life’s wholly owned life insurance subsidiary, MLOA, reported a statutory net losses of approximately $91.9 million and $63.0 million during 2002 and 2001, respectively, which was primarily attributable to new business strain and substantial declines in equity markets. In addition during 2001, MLICA reported a net loss of approximately $39.0 million, which was primarily due to restructuring charges taken in connection with exiting certain lines of business in Latin America.

Paid in Surplus.

MONY Holdings, the parent holding company, contributed $125.0 million in additional paid in surplus to MONY Life during 2002 to support MONY Life’s surplus and RBC.

Dividends to Parent.

During 2002 and 2001, MONY Life paid dividends of $90.0 million and $115.0 million, respectively, to MONY Holdings and MONY Group, respectively.

Cumulative effect of changes in accounting principles.

On December 31, 2002, MONY Life recorded a credit to surplus of $90.2 million as a result of the adoption of certain changes to Codified SAP for New York domiciled companies related to the admissibility of deferred tax assets and deferred tax liabilities (see New Statutory Accounting Practices).

During 2001, MONY Life recorded a charge to surplus of $36.9 million as a result of the adoption of Codified SAP. Included in this charge are reductions in unassigned funds of approximately $11.6 million related to the valuation of invested assets, $12.1 million related to contingent liabilities, $9.5 million related to fixed assets, and $3.7 million related to compensated absences.

Other Changes to Surplus.

The major components of other changes to surplus are presented in the table below:

	2002	2001
Change in reserve due to change in valuation basis	$0.0	$10.9
Other changes in non-admitted assets	(12.5)	(18.6)
Other	0.1	0.3

Total	$(12.4)	$(7.4)

The changes in non-admitted assets in 2002 are primarily related to increases in prepaid pension assets of $6.1 million and capitalized software of $5.7 million. The changes in non-admitted assets in 2001 are primarily related to prepaid pension assets.

During 2001, MONY Life recorded an increase to surplus of $10.9 million related to a change in valuation basis on certain policy reserves.

Group Pension Transaction

On December 31, 1993, the Company entered into an agreement with AEGON USA, Inc. (“AEGON USA”) under which the Company agreed to sell substantially all of its group pension business, including its full service group pension contracts, consisting primarily of tax-deferred annuity, 401(k) and managed funds lines of business, to AEGON USA’s wholly-owned subsidiary, AUSA Life Insurance Company, Inc. (“AUSA Life”). The sale (the “Group Pension Transaction”) was accomplished through a transfer of $6.3 billion in group pension assets and liabilities, including $2.7 billion of general account assets and $3.6 billion of separate account assets. AUSA Life also acquired the corporate infrastructure supporting the group pension business, including personnel, data processing systems, facilities and regional offices. In connection with the transaction, the Company and AEGON USA have entered into certain service agreements. These agreements, among other things, provide the Company will continue to manage the transferred assets, and AUSA Life will continue to provide certain administrative services to the Company’s remaining group pension contracts not included in the transfer.

Effective with the agreement, AUSA Life reinsured, on an indemnity reinsurance basis, the contract liabilities funded by such general account assets. AUSA Life agreed to reinsure such general account and separate account liabilities on an assumption reinsurance basis upon the consent of general account contractholders to assumption of their contracts and AUSA Life receiving the appropriate state license to conduct separate accounts business. Substantially all of the contractholders elected assumption reinsurance.

In connection with the Group Pension Transaction, on December 31, 1993, the Company made a $200 million capital investment in AEGON USA by purchasing $150 million of Series A and $50 million of Series B notes. The Series A notes pay interest at 6.44% and the Series B notes pay interest at 6.24% per annum. The Series A notes mature on April 7, 2003 and the Series B notes matured on December 31, 2002.

In addition to interest payments on the notes, the Company has the right to receive certain payments based on the profits of the transferred business in force on the transaction date, a future payment tied to the determination of the value of the transferred business at the maturity date of the notes, and a potential payment based on new business growth. Net operating losses, if any, on the transferred business for any year will be carried forward to reduce profit payments in subsequent years. Any deficit remaining at the end of the nine year term and any adjustment related to the final value of the transferred business may only be applied to reduce the principal amount of any outstanding Series A notes. During 2002, the Company earned $19.1 million based upon the profits of the transferred group pension business and $71.9 from the final value of the transferred business. The Company recorded these amounts as an expense allowances on ceded reinsurance in the Summary of Operations.

The Company held $150 million face amount of Series A notes at December 31, 2002.

Liquidity and Capital Resources

MONY Life’s cash inflows are provided mainly from life insurance premiums, annuity considerations and deposit funds, investment income and maturities and sales of invested assets. Cash outflows primarily relate to the liabilities associated with its various life insurance and annuity products, dividends to policyholders and its sole member, operating expenses, income taxes and principal and interest on its outstanding debt obligations. The life insurance and annuity liabilities relate to MONY Life’s obligation to make benefit payments under its insurance and annuity contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans. MONY Life develops an annual cash flow projection which shows expected asset and liability cash flows on a monthly basis. Actual cash flows are compared to projections, projections for the balance of the year are adjusted in light of the actual results, if appropriate, and investment strategies are also changed, if appropriate. The periodic cash flow reports contain relevant information on all the following: new product sales and deposits versus projections, existing liability cash flow versus projections and asset portfolio cash flow versus projections. An interest rate projection is a part of the internal cash flow projections for both assets and liabilities. Actual changes in interest rates during the year and, to a lesser extent, changes in rate expectations will impact the changes in projected asset and liability cash flows during the course of the year. When MONY Life is formulating its cash flow projections, it considers, among other things, its expectations about sales of MONY Life’s products, its expectations concerning client behavior in light of current and expected economic conditions, its expectations concerning competitors and the general outlook for the economy and interest rates.

The events most likely to cause an adjustment in MONY Life’s investment policies are: (i) a significant change in its product mix, (ii) a significant change in the outlook for either the economy in general or for interest rates in particular and (iii) a significant reevaluation of the prospective risks and returns of various asset classes.

The following table sets forth the withdrawal characteristics of MONY’s total annuity reserves and deposit liabilities at December 31, 2002 and 2001:

Withdrawal Characteristics of

Annuity Reserves and Deposit Liabilities

	Amount at
	December 31, 2002	Percent of Total	December 31, 2001	Percent of Total
	(in millions)

Not subject to discretionary withdrawal Provisions	$975	41%	$1,210	45%
Subject to discretionary withdrawal — with market value adjustment or at book value less surrender charge	709	30%	803	30%

Subtotal	1,684	71%	2,013	75%
Subject to discretionary withdrawal — without adjustment at book value	686	29%	682	25%

Total annuity reserves and deposit liabilities (gross)	2,370	100%	2,695	100%

Less reinsurance	68		71

Total annuity reserves and deposit liabilities (net)	$2,302		$2,624

The following table sets forth by product line the actual amounts paid in connection with surrenders and withdrawals for the years ended December 31, 2002 and 2001 (in millions):

	2002	2001
Product Line:
Traditional Life	$346.3	$359.0
Variable and universal life	7.4	6.7
Annuities (1) (2)	69.0	64.5
Group pension	162.4	106.8

Total	$585.1	$537.0

(1)	Excludes approximately $8.7 million and $29.2 million for the years ended December 31, 2002 and 2001, respectively, relating to surrenders associated with an exchange program offered by MONY Life wherein contract holders surrendered old flexible premium variable annuity contracts and reinvested the proceeds in a new enhanced flexible premium variable annuity product offered by MONY Life.
(2)	Excludes transfers between funds within the MONY Life benefit plans.

MONY’s principal sources of liquidity to meet unexpected cash outflows are its portfolio of liquid assets and its net operating cash flow. MONY reported net cash flow from operations of $381.1 million in 2002 and $155.3 million in 2001. MONY’s liquid assets include substantial Treasury holdings, short-term money market investments and marketable long-term fixed income securities. Management believes that the Company’s sources of liquidity are more than adequate to meet its anticipated needs. As of December 31, 2002, MONY had total liquidity of approximately $5.0 billion comprised of $3.2 billion public and $1.8 billion private bonds in categories 1 and 2 and cash and short-term investments of $104 million.

At December 31, 2002 the Company had commitments to contribute capital to its equity partnership investments of $76.3 million.

At December 31, 2002 the Company had commitments to issue the following: $3.5 million of fixed rate agricultural loans with periodic interest rate resets. The initial interest rates on such loans range from approximately 6.25% to 7.37%, $146.2 million of fixed and floating rate commercial and mezzanine mortgage loans with interest rates ranging from 4.19% to 10.00% and $7.5 million of a private fixed maturity security with an interest rate of 6.83%

MONY Group maintains a syndicated credit facility with banks aggregating $150.0 million, with a scheduled renewal date in July 2003. The purpose of this facility is to provide additional liquidity for any unanticipated short-term cash needs that MONY Group might experience and also to serve as support for MONY Group’s $150 million commercial paper program which was activated in the third quarter of 2000. In accordance with specified covenants of the facility, MONY Life is required to maintain a tangible net worth determined in accordance with Statutory Accounting Practices of not less than $900.0 million and MONY Group is required to maintain a debt to capitalization ratio not to exceed 40%, and cash and cash equivalents on a separate company basis equal to or greater of $75.0 million or one and one half years debt service. As of December 31, 2002, MONY Group was in compliance with each of the covenants as follows: (i) MONY Life’s tangible net worth determined in accordance with Statutory Accounting Practices (including capital and surplus plus asset valuation reserves) totaled $1,109.3 million, (ii) MONY Group’s debt to total capitalization ratio was 30.8%, and (iii) MONY Group had cash and cash equivalents of $168.4 million. MONY Group has not borrowed against the facility since its inception, and did not have any commercial paper outstanding as of December 31, 2002.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Set forth below is a discussion regarding the Company’s market risk and how it is managed.

Company Market Risk

The Company’s results of operations significantly depend on profit margins between general account invested assets and interest credited on insurance and annuity products. Changes in interest rates can potentially impact the Company’s profitability. Management believes the Company’s liabilities should be supported by a portfolio principally composed of fixed rate investments that can generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them available for sale in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. The objective of portfolio management is to maximize returns, taking into consideration the aforementioned factors. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the Company’s fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage loan investments are fixed rate mortgages that carry yield maintenance and prepayment provisions.

Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to its investments in fixed maturity securities and mortgage loans outside the Closed Block, and in 2001 fixed maturity securities and mortgage loans included in the assets transferred in the Group Pension Transaction (which ceased as of December 31, 2002 — see Note 11 to the Consolidated Financial Statements). For a discussion of the Closed Block see Note 18 to the Consolidated Financial Statements. The risk with respect to assets transferred in the Group Pension Transaction is limited. See “— Policyholder Liability Characteristics.” The carrying value of investments in fixed maturity securities and mortgage loans outside the Closed Block represent 83.7%, at December 31, 2002, of the aggregate carrying value of the Company’s consolidated invested assets outside the Closed Block (excluding the Debt Service Coverage Account sub-account OB and sub-account CBB). Substantially all of the Company’s fixed maturity securities are U.S. dollar-denominated securities. As part of its asset/liability management discipline, quantitative analyses are conducted that model the assets with interest rate risk assuming various changes in interest rates. The table below shows the Company’s potential exposure, measured in terms of fair value, to an immediate 100 basis point increase in interest rates from levels prevailing at December 31, 2002. A 100 basis point fluctuation in interest rates is a hypothetical interest rate scenario used to calibrate potential risk and does not represent management’s view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed maturity securities and mortgage loans, they are based on the Company’s portfolio exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities.

The table below shows the potential fair value exposure of assets to an immediate +100 basis point change in interest rates from those prevailing at December 31, 2002 and 2001.

	At December 31, 2002	+100 Basis Point Change	At December 31, 2001	+100 Basis Point Change
	($ in millions)
	Change in Fair Value
Assets with Interest Rate Risk— Fair Value
Fixed Maturity Securities	$7,890.0	$(329.0)	$6,693.0	$(282.0)
Mortgage Loans	2,065.5	(75.9)	1,746.3	(58.6)

Total	$9,955.5	$(404.9)	$8,439.3	$(340.6)

Assets Transferred in the Group Pension Transaction (1)
Fixed Maturity Securities	$—	$—	$1,419.0	$(29.3)
Mortgage Loans	—	—	49.2	(0.7)

Total	$—	$—	$1,468.2	$(30.0)

Total Fixed Income Securities
Fixed Maturity Securities	$7,890.0	$(329.0)	$8,112.0	$(311.3)
Mortgage Loans	2,065.5	(75.9)	1,795.5	(59.3)

Total	$9,955.5	$(404.9)	$9,907.5	$(870.6)

(1)	The MONY Pension Transaction ceased as of December 31, 2002. See Note 11 to the Consolidated Financial Statements.

In addition to its interest rate risk relating to fixed maturity securities and mortgage loans, the Company has interest rate exposure relating to its issuance of long-term debt obligations.

The table below shows the potential fair value exposure of long term debt with interest rate risk to an immediate +100 basis point change in interest rates from those prevailing at December 31, 2002 and 2001.

Long Term Debt with Interest Rate Risk — Fair Value

	At December 31, 2002	+100 Basis Point Change	At December 31, 2001	+100 Basis Point Change
	($ in millions)
Fixed rate debt	$516.9	(116.2)	$216.9	$(12.7)

Equity Price Risk

The Company’s investment portfolio contains investments in equity securities, which are comprised of investments in common stocks and limited partnership interests of investment partnerships. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Equity Securities.” The aforementioned investment partnerships principally invest in technology companies and other industries whose market prices have experienced significant volatility. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent management’s view of future market changes, nor does it reflect the volatility that has been experienced by some of the sectors in which the Company has common stock investments. In addition, the fair value measurements shown are based on the equity securities portfolio exposures at a particular point in time and these exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities. Also, since a significant portion of the Company’s investments in limited partnerships are accounted for under the equity method, changes in the value of such partnership investments will directly affect the earnings reported by the Company.

The table below shows the potential fair value exposure of assets with equity price risk to an immediate, 10.0% drop in equity prices from those prevailing at December 31, 2002 and 2001.

Assets with Equity Price Risk — Fair Value

	At December 31, 2002	-10% Basis Point Change	At December 31, 2001	-10% Basis Point Change
	($ in millions)
Equity securities	$249.0	$(24.9)	$299.2	$(29.9)

Policyholders’ Liability Characteristics

Due to the manner in which the Closed Block was funded and the ability of management to adjust dividends paid on Closed Block policies, as more fully explained in Note 2 to the Consolidated Financial Statements, management believes that the Company’s exposure to market risk with respect to liabilities and assets allocated to the Closed Block is minimal.

Policyholders’ liabilities outside the Closed Block at December 31, 2002 consisted of future policy benefits, policyholders’ account balances, and other policyholder liabilities of $1,048.5 million, $2,488.1 million, and $130.1 million, respectively. These liabilities were backed, at such date, by approximately $7.6 billion of assets (which represented all general account assets of the insurance subsidiaries of the MONY Group), including invested assets of approximately $5.5 billion. Ensuring that the expected cash flows generated by the assets are sufficient, given the policyholder obligations, is an explicit objective of the Company’s asset/liability management strategy. Following is a discussion of the Company’s policyholders’ policy and annuity liabilities at December 31, 2002.

—Future Policy Benefits.    Products in the future policy benefits category contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated, resulting in an investment return lower than that assumed in pricing. Products comprising this category include single premium whole life, yearly renewable term, level term policies, group pensions, group life and health insurance, supplementary contracts with life contingencies, and immediate annuities. Future policy benefit liabilities on such business outside the Closed Block aggregated approximately $0.6 billion at December 31, 2002. The guaranteed rate on single premium whole life business, which represents policyholder liabilities of approximately $0.1 billion at December 31, 2002, is 6.0%. Also included in this category are disability income future policy benefit liabilities of approximately $0.4 billion at December 31, 2002. All such business was reinsured effective December 31, 1997.

—Policyholders’ Account Balances and Other Policyholders’ Liabilities.    Products in the policyholders’ account balances and other policyholders’ liabilities categories credit interest to policyholders, subject to market conditions and minimum guarantees. Interest crediting on the products in this category may be reset periodically. Policyholders may surrender at book value, but under the terms of certain of the products in this category they may be subject to surrender charges for an initial period. Product examples include single premium deferred annuities, universal life contracts, and the general account portion of the Company’s variable annuity products. In general, the Company’s investment strategy is designed to manage a portfolio of assets with appropriate duration and convexity consistent with the characteristics and risk elements of the products comprising the policyholder account balance liabilities. Liability durations are short to intermediate term for annuities and intermediate term for life insurance products.

Asset and Liability Management Techniques

Asset and liability management is integrated into many aspects of the Company’s operations, including investment decisions, product development and determination of interest crediting rates. As part of the risk management process, numerous scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policy terms and policyholder behavior, such as persistency, under differing crediting rate strategies. On the basis of these analyses, management believes there is no material solvency risk to the Company with respect to interest rate movements up or down 100 basis points from rate levels at December 31, 2002 or with respect to a 10 percent drop in equity prices from December 31, 2002.

Item 8.    Financial Statements and Supplementary Data.

The financial statements and other information required by this Item are contained in the financial statements and footnotes thereto in and following the “Index to Consolidated Financial Statements” on page F-1.

Report of Independent Accountants

To the Member of

MONY Holdings, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, statements of changes in member’s equity and statements of cash flows present fairly, in all material respects, the financial position of MONY Holdings, LLC and Subsidiary (the “Company”), a wholly owned entity of The MONY Group, Inc., at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for intangible and long-lived assets in 2002.

PricewaterhouseCoopers LLP

New York, New York

February 6, 2003

MONY HOLDINGS LLC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
	($ in millions)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (Note 5)	$7,828.2	$6,973.5
Equity securities available-for-sale, at fair value (Note 5)	247.7	297.5
Mortgage loans on real estate (Note 6)	1,877.4	1,809.7
Policy loans	1,212.5	1,229.0
Real estate to be disposed of	26.8	172.3
Real estate held for investment	180.2	58.5
Other invested assets	97.3	116.7

	11,470.1	10,657.2

Cash and cash equivalents	223.7	305.0
Accrued investment income	204.0	192.9
Debt service coverage account (Note 20)
Sub-account OB	64.7	—
Sub-account CBB	9.4	—
Amounts due from reinsurers	695.2	595.8
Deferred policy acquisition costs (Note 8)	1,226.4	1,233.8
Other assets	543.8	556.0
Assets transferred in Group Pension Transaction (Note 11)	—	4,650.4
Separate account assets	4,140.6	5,195.2

Total assets	$18,577.9	$23,386.3

LIABILITIES AND MEMBER’S EQUITY
Future policy benefits	$7,949.9	$7,870.0
Policyholders’ account balances	2,779.7	2,337.1
Other policyholders’ liabilities	289.2	281.1
Amounts due to reinsurers	67.7	74.6
Accounts payable and other liabilities	1,006.5	805.5
Long term debt (Note 14)	516.9	216.9
Current federal income taxes payable	108.5	109.1
Liabilities transferred in Group Pension Transaction (Note 11)	—	4,597.1
Separate account liabilities	4,137.6	5,192.3

Total liabilities	16,856.0	21,483.7

Commitments and contingencies (Note 16)
Member’s capital	1,762.4	1,631.1
Retained earnings	(96.1)	233.4
Accumulated other comprehensive income	55.6	38.1

Total member’s equity	1,721.9	1,902.6

Total liabilities and member’s equity	$18,577.9	$23,386.3

MONY HOLDINGS LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
	($ in millions)
Revenues:
Premiums	$690.4	$695.3	$700.5
Universal life and investment-type product policy fees	200.5	207.2	205.8
Net investment income (Note 4)	727.1	676.9	970.9
Net realized (losses)/gains on investments (Note 4)	(151.0)	(12.3)	37.5
Group Pension Profits (Note 11)	82.3	30.7	37.1
Other income	169.3	189.1	223.3

	1,718.6	1,786.9	2,175.1

Benefits and expenses:
Benefits to policyholders	803.1	814.7	787.8
Interest credited to policyholders’ account balances	119.3	110.5	110.6
Amortization of deferred policy acquisition costs	156.1	158.8	139.1
Dividends to policyholders	188.0	236.6	235.5
Other operating costs and expenses	474.7	519.4	503.3

	1,741.2	1,840.0	1,776.3

(Loss)/income from continuing operations before income taxes and extraordinary item	(22.6)	(53.1)	398.8
Income tax (benefit)/expense	(7.8)	(19.1)	134.8

(Loss)/income from continuing operations before extraordinary item	(14.8)	(34.0)	264.0
Discontinued operations: loss from real estate to be disposed of, net of income tax benefit of $1.4 million	(2.5)	—	—
Extraordinary item (Note 14)	—	—	37.7

Net (loss)/income	(17.3)	(34.0)	226.3
Other comprehensive income, net (Note 4)	17.5	25.1	42.4

Comprehensive income/(loss)	$0.2	$(8.9)	$268.7

See accompanying notes to consolidated financial statements.

MONY HOLDINGS LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY

Years Ended December 31, 2002, 2001, and 2000

	Member’s Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Member’s Equity
	($ in millions)
Balance, December 31, 1999	$1,566.1	$256.1	$(29.4)	$1,792.8
Dividends		(100.0)		(100.0)
Capital Contribution	65.0			65.0
Comprehensive income:
Net income		226.3		226.3
Other comprehensive income:
Unrealized losses on investments net of unrealized gains, Reclassification adjustments, and taxes (Note 4)			46.2	46.2
Minimum pension liability adjustment			(3.8)	(3.8)

Other comprehensive income			42.4	42.4
Comprehensive income/(loss)				268.7

Balance, December 31, 2000	1,631.1	382.4	13.0	2,026.5
Dividends		(115.0)		(115.0)
Comprehensive income:
Net loss		(34.0)		(34.0)
Other comprehensive income:
Unrealized losses on investments net of unrealized gains, Reclassification adjustments, and taxes (Note 4)			36.6	36.6
Minimum pension liability adjustment			(11.5)	(11.5)

Other comprehensive income			25.1	25.1
Comprehensive income/(loss)				(8.9)

Balance, December 31, 2001	$1,631.1	$233.4	$38.1	$1,902.6

Dividends		(312.2)		(312.2)
Capital contribution from Parent	131.3			131.3
Comprehensive income:
Net loss		(17.3)		(17.3)
Other comprehensive income:
Unrealized losses on investments net of unrealized gains, Reclassification adjustments, and taxes (Note 4)			19.4	19.4
Minimum pension liability adjustment			(1.9)	(1.9)

Other comprehensive income			17.5	17.5
Comprehensive income/(loss)				0.2

Balance, December 31, 2002	$1,762.4	$(96.1)	$55.6	$1,721.9

See accompanying notes to these statutory financial statements

MONY HOLDINGS LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
	($ in millions)
Cash flows from operating activities (Note 3):
Net (loss) income	$(17.3)	$(34.0)	$226.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Interest credited to policyholders’ account balances	103.1	92.0	99.9
Universal life and investment-type product policy fee income	(112.4)	(117.8)	(127.4)
Capitalization of deferred policy acquisition costs	(213.1)	(194.5)	(175.0)
Amortization of deferred policy acquisition costs	156.1	158.8	139.1
Provision for depreciation and amortization	36.8	64.9	32.9
Provision for deferred federal income taxes	31.7	(6.4)	63.4
Net realized losses (gains) on investments	151.0	12.3	(37.5)
Non-cash distributions from investments	(14.9)	52.9	(226.7)
Change in other assets and accounts payable and other liabilities	(138.5)	(55.1)	(69.7)
Change in future policy benefits	79.9	75.5	58.7
Change in other policyholders’ liabilities	8.1	(14.8)	10.6
Change in current federal income taxes payable	(0.6)	(12.2)	(41.0)
Loss on discontinued real estate operations	3.9	—	—
Extraordinary loss on extinguishment of debt	—	—	56.8

Net cash provided by operating activities	73.8	21.6	10.4

Cash flows from investing activities:
Sales, maturities or repayments of:
Fixed maturity securities	1,161.3	1,275.7	1,067.5
Equity securities	11.1	39.9	514.2
Mortgage loans on real estate	423.2	341.6	453.7
Policy loans, net	16.4	35.7	3.6
Other invested assets	39.3	57.9	179.6
Acquisitions of investments:
Fixed maturity securities	(1,722.7)	(1,398.0)	(1,058.9)
Equity securities	(153.5)	(51.4)	(127.6)
Mortgage loans on real estate	(503.4)	(405.3)	(442.4)
Property and equipment, net	(25.5)	(41.2)	(54.8)
Other invested assets	(18.5)	(127.5)	(99.6)
Other, net	—	—	(150.0)

Net cash (used in)/provided by investing activities	(772.3)	(272.6)	285.3

Cash flows from financing activities:
Issuance of debt	300.0	—	215.0
Repayments of debt	0.0	(0.1)	(301.3)
Funding of debt service coverage account	(70.5)
Debt issuance costs	(7.9)
Proceeds of demand note payable to affiliate	121.0	—	—
Repayment of demand note payable to affiliate	(121.0)	—	—
Receipts from annuity and universal life policies credited to policyholders’ account balances	1,179.2	1,150.9	2,287.1
Return of policyholders’ account balances on annuity policies and universal life policies	(727.3)	(979.3)	(2,305.9)
Capital contribution	255.9	—	65.0
Dividends paid to shareholder	(312.2)	(115.0)	(100.0)

Net cash provided by/(used in) financing activities	617.2	56.5	(140.1)

Net (decrease)/increase in cash and cash equivalents	(81.3)	(194.5)	155.6
Cash and cash equivalents, beginning of year	305.0	499.5	343.9

Cash and cash equivalents, end of year	$223.7	$305.0	$499.5

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$(31.8)	$4.6	$93.3
Interest	$28.7	$19.8	$29.4

See accompanying notes to these statutory financial statements

1.    Organization and Description of Business:

On February 27, 2002, MONY Group formed MONY Holdings, LLC (“MONY Holdings”) as a downstream, wholly owned, holding company of the MONY Group (the “MONY Group”). MONY Group formed MONY Holdings for the purpose of issuing debt tied to the performance of the Closed Block Business within MONY Life (see Note 19). On April 30, 2002, the date MONY Holdings commenced its operations, MONY Holdings, through a structured financing tied to the performance of the Closed Block Business within MONY Life, issued $300.0 million of floating rate insured debt securities (the “Insured Notes”) in a private placement and MONY Group, pursuant to the terms of the structured financing, transferred all of its ownership interest in MONY Life to MONY Holdings. Other than activities related to servicing the Insured Notes in accordance with the Insured Notes indenture and its ownership interest in MONY Life, MONY Holdings has no operations and engages in no other activities.

Proceeds to MONY Holdings from the issuance of the Insured Notes, after all offering and other related expenses, were approximately $292.6 million. Of this amount, $60.0 million was deposited in a debt service coverage account (the “DSCA”), pursuant to the terms of the note indenture, to provide collateral for the payment of interest and principal on the Insured Notes and the balance of approximately $232.6 million was distributed to MONY Group in the form of a dividend. The Insured Notes mature on January 21, 2017. The Insured Notes pay interest only through January 21, 2008 at which time principal payments will begin to be made pursuant to an amortization schedule. Interest on the Insured Notes is payable quarterly at an annual rate equal to three month LIBOR plus 0.55%. Concurrent with the issuance of the Insured Notes, MONY Holdings entered into an interest rate swap contract (the “Swap”), which locked in a fixed rate of interest on Insured Notes at 6.44%. Including debt issuance costs of $7.4 million and the cost of the insurance policy (75 basis points per annum) (the “Insurance Policy”), which guarantees the scheduled principal and interest payments on the Insured Notes, the all-in cost of the indebtedness is 7.36%. See Note 20 for further information regarding the Insured Notes.

MONY Holdings through its subsidiaries (MONY Holdings and its subsidiaries are collectively referred to herein as the “Company”), provides life insurance, annuities, corporate-owned and bank-owned life insurance (“COLI and BOLI”), mutual funds, securities brokerage, business and estate planning. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by its principal life insurance operating subsidiary, and (ii) financial advisors and account executives of its securities broker dealer subsidiaries. The Company’s Wholesale channel is comprised of (i) MONY Partners, a division of MONY Life, (ii) independent third party insurance brokerage general agencies and securities broker dealers and (iii) its corporate marketing team which markets COLI and BOLI products. For the year ended December 31, 2002, Retail distribution accounted for approximately 22.8%, and 43.5% of sales of protection and accumulation products, respectively, while Wholesale distribution accounted for 77.2% and 56.5% of sales of protection and accumulation products, respectively. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico, and currently insures or provides other financial services to more than one million individuals.

MONY Life’s principal wholly owned direct and indirect operating subsidiaries include: (i) MONY Life Insurance Company of America (“MLOA”), an Arizona domiciled life insurance company, (ii) Enterprise Capital Management (“Enterprise”), a distributor of both proprietary and non-proprietary mutual funds, (iii) U.S. Financial Life Insurance Company (“USFL”), an Ohio domiciled insurer underwriting specialty risk life insurance business, (iv) MONY Securities Corporation (“MSC”), a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force, (v) Trusted Securities Advisors Corp. (“Trusted Advisors”), which distributes investment products and services through a network of accounting professionals, (vi) MONY Brokerage, Inc. (“MBI”), a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so they can meet the insurance and investment needs of their customers, and (vii) MONY International Holdings (“MIH”), which through its Brazilian domiciled insurance brokerage subsidiary, principally provides insurance brokerage services to unaffiliated third party insurance companies in Brazil and, to a lesser extent since its reorganization in 2001, provides life insurance, annuity and investment products, as well as trust services, to nationals of certain Latin American countries through its Cayman Island based insurance and banking subsidiaries (MONY Life Insurance Company of the Americas, Ltd. and MONY Bank & Trust Company of the Americas, Ltd., respectively).

On November 16, 1998, pursuant to a plan of reorganization (the “Plan”), which was approved by the New York Insurance Department, The Mutual Life Insurance Company of New York (“MONY”) converted from a mutual insurance company to a stock life insurance company (the “Demutualization”) and became MONY Life. In connection with the Plan, MONY established a closed block, as more fully discussed in Note 2, to fund the guaranteed benefits and dividends of certain participating insurance policies and eligible policyholders received cash, policy credits, or shares of MONY Group common stock in exchange for their membership interests in MONY.

Expenses incurred by MONY Holdings and Subsidiary, as reflected in the consolidated statements of income, reflect all costs associated with conducting the business of MONY Holdings and its Subsidiary. MONY Life incurs all costs associated with its operations, except asset management services. Asset management fees are charged directly to MONY Life by an affiliate of MONY Group for negotiated market based fees based on asset type, and are periodically accrued based on average invested assets. MONY Life directly incurs interest expense on inter-company debt with its ultimate parent company, MONY Group, based on contractual terms, which management believes reflect terms materially similar to an arm’s-length transaction. Income taxes are determined based on MONY Holdings operating as a separate entity. Costs incurred by MONY Holdings’ parent, MONY Group, represent incremental expenses (primarily transfer agent fees, stock option expenses, and printing costs) incurred by MONY Group that MONY Holdings would not incur as a stand-alone entity.

2.    The Closed Block:

On November 16, 1998, MONY Life, pursuant to the New York Insurance Law, established a closed block (the “Closed Block”) of certain participating insurance policies (the “Closed Block in force business”) as defined in its plan of demutualization (the “Plan”). In conjunction therewith, MONY Life allocated assets to the Closed Block that are expected to produce cash flows which, together with anticipated revenues from the Closed Block in force business, are expected to be sufficient to support the Closed Block in force business, including but not limited to the payment of claims and surrender benefits, certain expenses and taxes, and for the continuation of dividend scales in effect at the date of MONY Life’s demutualization (assuming the experience underlying such dividend scales continues), and for appropriate adjustments in such scales if the experience changes. To determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for the aforementioned payments, MONY Life forecasted the expected cash flows from the Closed Block in force business and mathematically determined the cash flows that would need to be provided from assets allocated to the Closed Block to fully fund the aforementioned payments. Assets were then allocated to the Closed Block accordingly. The aforementioned forecast consists of a cash flow projection for each year over the estimated life of the policies in the Closed Block. The earnings from such expected cash flows from the Closed Block in force business and the assets allocated to the Closed Block are referred to as the “glide path earnings”.

All the cash flows from the assets allocated to the Closed Block and the Closed Block in force business inure solely to the benefit of the owners of policies included in the Closed Block. The assets and liabilities allocated to the Closed Block at the date of its formation (November 16, 1998, which was the effective date of MONY Life’s demutualization) were recorded in the Company’s financial statements at their historical carrying values. The carrying value of the assets allocated to the Closed Block is less than the carrying value of the Closed Block liabilities at the effective date of MONY Life’s demutualization. The excess of the Closed Block liabilities over the Closed Block assets at the effective date of MONY Life’s demutualization represents the total estimated future post-tax contribution expected to emerge from the operations of the Closed Block, which will be recognized in MONY Life’s income over the period the policies and the contracts in the Closed Block remain in force.

To the extent that the actual cash flows, subsequent to the effective date of MONY Life’s demutualization, from the assets allocated to the Closed Block and the Closed Block in force business are, in the aggregate, more favorable than assumed in establishing the Closed Block, total dividends paid to the Closed Block policyholders in future years will be greater than the total dividends that would have been paid to such policyholders if dividend scales used to determine Closed Block cash flows had been continued. Conversely, to the extent that the actual cash flows, subsequent to the effective date of MONY Life’s demutualization, from the assets allocated to the Closed Block and the Closed Block in force business are, in the aggregate, less favorable than assumed in establishing the Closed Block, total dividends paid to the Closed Block policyholders in future years will be less than the total dividends that would have been paid to such policyholders if dividend scales used to determine Closed Block cash flows had been continued. Accordingly, the recognition of the estimated ultimate aggregate future post-tax contribution expected to emerge from the operation of the Closed Block is not affected by the ultimate aggregate actual experience of the Closed Block assets and the Closed Block in force business subsequent to the effective date of MONY Life’s demutualization, except in the event that the actual experience of the Closed Block assets and the Closed Block in force business subsequent to the effective date of the demutualization is not sufficient to pay the guaranteed benefits on the policies in the Closed Block, in which case MONY Life will be required to fund any such deficiency from its general account assets outside of the Closed Block.

However, because the decision to increase or decrease dividend scales is based on revised estimates as to the ultimate profitability of the Closed Block such actions will not necessarily coincide with periodic reports of the results of the Closed Block. Accordingly, actual earnings that emerge from the Closed Block may either be more or less than the expected Closed Block earnings (or glide path earnings). In accordance with AICPA Statement of Position 00-3 “Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and for Certain Long-Duration Participating Contracts”, actual Closed Block earnings in excess of expected Closed Block earnings (or the “glide path earnings”) in any period are recorded as an additional liability to Closed Block policyholders (referred to as the “deferred dividend liability”) because such excess earnings inure solely to the benefit of the policyholders in the Closed Block. If actual Closed Block earnings are less than expected Closed Block earnings (or the glide path earnings) in any period the difference is charged against the balance of any existing deferred dividend liability. If the deferred dividend liability is not sufficient to absorb the difference, any such remaining amount, not absorbed, will remain in earnings for the period and an adjustment will be made to get back on the glide path when earnings emerge in future periods that are sufficient to offset such remaining accumulated difference or through a subsequent reduction in dividend scales. As of December 31, 2002 and 2001, the deferred dividend liability was $33.2 million and $47.8 million, respectively.

Since the Closed Block has been funded to provide for payment of guaranteed benefits and the continuation of current payable dividends on the policies included therein, it will not be necessary to use general funds to pay guaranteed benefits unless the in force business in the Closed Block experiences very substantial ongoing adverse experience in investment, mortality, persistency or other experience factors. MONY Life regularly (at least quarterly) monitors the experience from the Closed Block and may make changes to the dividend scale, when appropriate, to ensure that the profits are distributed to the Closed Block policyholders in a fair and equitable manner. In addition, annually the New York Insurance Department requires the filing of an independent auditor’s report on the operations of the Closed Block.

3.    Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The most significant estimates made in conjunction with the preparation of the Company’s financial statements include those used in determining (i) deferred policy acquisition costs, (ii) the liability for future policy benefits, (iii) valuation allowances for mortgage loans and charges for the impairment of invested assets, (iv) pension costs, (v) costs associated with contingencies, (vi) litigation and restructuring charges and (vii) income taxes. Certain reclassifications have been made in the amounts presented for prior years to conform those years to the current year’s presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MONY Holdings LLC and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Valuation of Investments and Realized Gains and Losses

The Company’s fixed maturity securities are classified as available-for-sale and are reported at estimated fair value. The Company’s equity securities are comprised of investments in common stocks and venture capital limited partnerships. The Company’s investments in common stocks are classified as available-for-sale and are reported at estimated fair value. The Company’s investments in venture capital limited partnerships are accounted for in accordance with the equity method of accounting or at estimated fair value (with changes in fair value recorded in other comprehensive income) depending upon the Company’s percentage ownership of the partnership and the date it was acquired. In general, partnership interests acquired after May 18, 1995 are accounted for in accordance with the equity method of accounting if the Company’s ownership interest in the partnership exceeds 3 percent, whereas, if the partnership was acquired prior to May 18, 1995, the equity method would be applied only if the Company’s ownership interest is 20 percent or greater. In the unlikely event that the Company’s ownership interest in a partnership exceeded 50 percent the partnership would be consolidated. In all other circumstances, the Company accounts for its investments in venture capital limited partnerships at estimated fair value. Because the underlying partnerships are required under GAAP to mark their investment portfolios to market and report changes in such market value through their earnings, the Company’s earnings will reflect its pro rata share of such mark to market adjustment if it accounts for the partnership investment under the equity method. With respect to partnerships accounted for at fair value, there will be no impact on the Company’s earnings until: (i) the underlying investments held by the partnership are distributed to the Company, or (ii) the underlying investments held by the partnership are sold by the partnership and the proceeds distributed to the Company, or (iii) an impairment of the Company’s investment in the partnership is determined to exist. Unrealized gains and losses on fixed maturity securities and common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized. The cost of all fixed maturity securities and common stock is adjusted for impairments in value deemed to be other than temporary. Fixed maturity securities deemed to be other than temporarily impaired are analyzed to assess whether such investments should be placed on non-accrual status. A fixed maturity security would be placed on non-accrual status when management believes it will not receive all principal and interest payments according to the original terms. Any cash received on non-accrual status securities is applied against the outstanding principal. These adjustments are reflected as realized losses on investments. Realized gains and losses on sales of investments are determined on the basis of specific identification.

Mortgage loans on real estate are stated at their unpaid principal balances, net of valuation allowances. Valuation allowances are established for the excess of the carrying value of a mortgage loan over its estimated fair value when the loan is considered to be impaired. Mortgage loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the loan’s observable market price (if considered to be a practical expedient), or the fair value of the collateral if the loan is collateral dependent and if foreclosure of the loan is considered probable. The provision for loss is reported as a realized loss on investment. Loans in foreclosure and loans considered to be impaired, other than restructured loans, are placed on non-accrual status. Interest received on non-accrual status mortgage loans is included in investment income in the period received. Interest income on restructured mortgage loans is accrued at the restructured loans’ interest rate.

Real estate held for investment, as well as related improvements, is generally stated at cost less depreciation. Depreciation is determined using the straight-line method over the estimated useful life of the asset, which may range from 5 to 40 years. Cost is adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment losses are based on the estimated fair value of the real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Impairment losses on real estate held for investment are reported as realized gains or losses on investments.

Real estate investments meeting the following criteria are classified as “real estate to be disposed of” in the Company’s consolidated statement of financial position and the results therefrom are reported as “discontinued operations” in the Company’s consolidated statement of income and comprehensive income as a result of the Company’s adoption in 2002 of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”):

•	Management, having the authority to approve the action, commits the organization to a plan to sell the property;

•	The property is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

•	An active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated and are continuing;

•	The sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year;

•	The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Real estate to be disposed of is carried at the lower of its carrying value at the time of classification as “to be disposed of” or fair value less estimated selling costs.

Policy loans are carried at their unpaid principal balances.

Cash and cash equivalents include cash on hand, amounts due from banks and highly liquid debt instruments with an original maturity of three months or less.

Collateralized Financing Transactions

Securities loaned and borrowed are accounted for as collateralized financing transactions and are recorded at the amount of cash collateral received or advanced. The fee received or paid by the Company is recorded as interest revenue or expense and is reflected in retail brokerage and investment banking revenues and other operating costs and expenses, respectively, in the consolidated statement of income. The initial collateral advanced or received has a higher market value than the underlying securities. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional obtained or refunded, as necessary.

Recognition of Insurance Revenue and Related Benefits

Premiums from participating and non-participating traditional life, health and annuity policies with life contingencies are recognized as premium income when due. Benefits and expenses are matched with such income so as to result in the recognition of profits over the life of the contracts. This match is accomplished by means of the provision for liabilities for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

Premiums from universal life and investment-type contracts are reported as deposits to policyholders’ account balances. Revenue from these types of products consists of amounts assessed during the period against policyholders’ account balances for policy administration charges, cost of insurance and surrender charges, and mortality and expense charges on variable contracts. Policy benefits charged to expense include benefit claims incurred in the period in excess of the related policyholders’ account balance.

Commissions

The Company earns commissions from clients for execution of securities, mutual funds, and insurance transactions. Commission income and related expenses are recorded on a trade-date basis and are reflected in other income and other operating costs and expenses, respectively, in the consolidated statements of income and comprehensive income.

Deferred Policy Acquisition Costs (“DPAC”)

The costs of acquiring new business, principally commissions, underwriting, agency, and policy issue expenses, all of which vary with and are primarily related to the production of new business, are deferred.

For participating traditional life policies, DPAC is amortized over the expected life of the contracts (30 years) as a constant percentage based on the present value of estimated gross margins expected to be realized over the life of the contracts using the expected investment yield. At December 31, 2002, the expected investment yield for the Closed Block was 7.26% for 2003 with subsequent years grading down to an ultimate aggregate yield of 7.13% in 2013. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends.

For universal life products and investment-type products, DPAC is amortized over the expected life of the contracts (ranging from 15 to 30 years) as a constant percentage based on the present value of estimated gross profits expected to be realized over the life of the contracts using the initial locked in discount rate. For non-participating term policies, DPAC is amortized over the expected life of the contracts (ranging from 10 to 20 years) in proportion to premium revenue recognized. The discount rate for all products is 8.0%. Estimated gross profits arise principally from investment results, mortality and expense margins and surrender charges.

The Company conducts programs from time-to-time that allow annuity contractholders to exchange older annuity contracts for new annuity products sold at no cost. The Company has determined that the old and new products are substantially similar and, as such, the Company retains previously recorded DPAC related to the exchanged contract.

DPAC is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each accounting period. The effect on the amortization of DPAC of revisions in estimated experience is reflected in earnings in the period such estimates are revised. In addition, the effect on the DPAC asset that would result from the realization of unrealized gains (losses) is recognized through an offset to Other Comprehensive Income as of the balance sheet date.

Future Policy Benefits and Policyholders’ Account Balances

Future policy benefit liabilities for participating traditional life policies are calculated using a net level premium method on the basis of actuarial assumptions equal to guaranteed mortality and dividend fund interest rates. The liability for annual dividends represents the accrual of annual dividends earned. Dividend fund interest assumptions range from 2.0% to 5.5%.

Policyholders’ account balances for universal life and investment-type contracts represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals. The weighted average interest crediting rate for universal life products was approximately 5.6%, 5.9% and 5.9% for the years ended December 31, 2002, 2001, and 2000, respectively. The weighted average interest crediting rate for investment-type products was approximately 4.3%, 4.5% and 4.9% for the years ended December 31, 2002, 2001, and 2000, respectively.

Dividends to Policyholders

Dividends to policyholders reflected on the consolidated statement of income and comprehensive income is comprised of policyholder dividends payable in the current year and the change in the deferred dividend liability. Dividends payable to policyholders are determined annually by the board of directors of the Company. All but a deminimus amount of dividends paid to policyholders are on policies in the Closed Block. Refer to Note 2 for a more detailed explanation of policyholder dividends, as well as the deferred dividend liability. The change on the deferred dividend liability recognized in the consolidated statement of income was $(14.6) million, $21.2 million, and $2.5 million for the years ended December 31.2002, 2001 and 2000, respectively.

Participating Business

At December 31, 2002 and 2001, participating business, substantially all of which is in the Closed Block, represented approximately 34.0% and 39.4% of the Company’s life insurance in force, and 73.7% and 76.8% of the number of life insurance policies in force, respectively. For each of the years ended December 31, 2002, 2001 and 2000, participating business represented approximately 82.5%, 83.5% and 91.6%, respectively, of life insurance premiums.

Federal Income Taxes

The Company files a consolidated federal income tax return with its ultimate parent, The MONY Group Inc. and its other subsidiaries, as well as the Company’s life and non-life affiliates except Sagamore Financial Corporation, the parent holding company of USFL. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

Reinsurance

The Company has reinsured certain of its life insurance and investment contracts with other insurance companies under various agreements. Amounts due from reinsurers are estimated based on assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Policy and contract liabilities are reported gross of reinsurance reserve credits. Gains on reinsurance are deferred and amortized into income over the remaining life of the underlying reinsured contracts.

In determining whether a reinsurance contract qualifies for reinsurance accounting, Statement of Financial Accounting Standards (“SFAS”) No. 113 “Accounting and reporting for reinsurance of short-duration and long-duration contracts” requires that there be a “reasonable possibility” that the reinsurer may realize a “significant loss” from assuming insurance risk under the contract. In making this assessment, the Company projects the results of the policies reinsured under the contract under various scenarios and assesses the probability of such results actually occurring. The projected results represent the present value of all the cash flows under the reinsurance contract. The Company generally defines a “reasonable possibility” as having a probability of at least 10%. In assessing whether the projected results of the reinsured business constitute a “significant loss”, the Company considers: (i) the ratio of the aggregate projected loss, discounted at an appropriate rate of interest (the “aggregate projected loss”), to an estimate of the reinsurer’s investment in the contract, as hereafter defined, and (ii) the ratio of the aggregate projected loss to an estimate of the total premiums to be received by the reinsurer under the contract discounted at an appropriate rate of interest.

The reinsurer’s investment in a reinsurance contract consists of amounts paid to the ceding company at the inception of the contract (e.g. expense allowances and the excess of liabilities assumed by the reinsurer over the assets transferred to the reinsurer under the contract) plus the amount of capital required to support such business consistent with prudent business practices, regulatory requirements, and the reinsurer’s credit rating. The Company estimates the capital required to support such business based on what it considers to be an appropriate level of risk-based capital in light of regulatory requirements and prudent business practices.

Separate Accounts

Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent that the value of such assets exceeds the separate account liabilities. Investments held in separate accounts and liabilities of the separate accounts are reported separately as assets and liabilities. Substantially all separate account assets are reported at estimated fair value. Investment income and gains or losses on the investments of separate accounts accrue directly to contractholders and, accordingly, are not reflected in the Company’s consolidated statements of income and cash flows. Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company’s revenues.

Consolidated Statements of Cash Flows — Non-cash Transactions

For the years ended December 31, 2002, 2001, and 2000, respectively, real estate of $12.0 million, $18.0 million, and $0.5 million was acquired in satisfaction of debt. At December 31, 2002 and 2001, the Company owned real estate acquired in satisfaction of debt of $24.0 million and $44.3 million, respectively. Other non-cash transactions, which are reflected in the statement of cash flows as a reconciling item from net income to net cash provided by operating activities, consisted primarily of stock distributions from the Company’s partnership investments and payment-in-kind for interest due on certain fixed maturity securities.

Recent Accounting Pronouncements Adopted as of December 31, 2002

On January 1, 2001 the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based on the hedge relationship that exists, if there is one. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. The Company’s use of derivative instruments is not significant and accordingly, adoption of the standard did not have a material effect on the Company’s earnings or financial position.

On January 1, 2001 the Company adopted SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a replacement of SFAS No. 125” (“SFAS 140”). SFAS No. 140 specifies the accounting and reporting requirements for securitizations and other transfers of financial assets and collateral, recognition and measurement of servicing assets and liabilities, and the extinguishment of liabilities. Adoption of the new requirements did not have a material effect on the Company’s earnings or financial position.

In July 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141 addresses the financial accounting and reporting for all business combinations. This statement requires that all business combinations be accounted for under the purchase method of accounting, abolishes the use of the pooling-of-interest method, requires separate recognition of intangible assets that can be identified and named, and expands required disclosures. All of the Company’s past business combinations have been accounted for under the purchase accounting method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The adoption of SFAS 141 had no material effect on the Company’s earnings or financial position.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. This Statement provides specific guidance for testing the impairment of goodwill and intangible assets. This statement is effective for fiscal years beginning after December 15, 2001. As a result of adopting this statement, the Company no longer recognizes goodwill amortization of approximately $1.3 million on an annualized basis. In addition, since the adoption of this standard, based on the Company’s estimate of its reporting units, the Company has determined that none of its goodwill is impaired.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement establishes a single accounting model for the impairment or disposal of long-lived assets, including assets to be held and used, assets to be disposed of by other than sale, and assets to be disposed of by sale. The provisions of SFAS 144 are effective for the financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within such year, except that assets held for sale as a result of disposal activities initiated prior to the effective date of SFAS 144 may be accounted for in accordance with prior guidance until the end of the fiscal year in which SFAS 144 is effective. SFAS 144 retains many of the same provisions as SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”). In addition to retaining the SFAS 121 requirements, SFAS 144 requires companies to present the results of operations of components of the entity that are held for sale as discontinued operations in the consolidated statement of income and comprehensive income. The Company had real estate that meets the definition of a component of the entity. Substantially all of the Company’s real estate to be disposed of resulted from disposal activities initiated prior to the effective date of SFAS 144. The carrying value of real estate to be disposed of at December 31, 2002 was $26.8 million. The Company’s pretax loss from real estate to be disposed of for the year ended December 31, 2002, which is reported in the Company’s consolidated statement of income and comprehensive income as a discontinued operation, was $3.9 million.

Recent Accounting Pronouncements Not Yet Adopted as of December 31, 2002

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), which represents an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements”. ARB 51 requires that a Company’s consolidated financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as “variable interest entities”) that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. Interpretation 46 provides guidance on identifying variable interest entities and on assessing whether a Company’s investment in a variable interest entity requires consolidation thereof. Interpretation 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of Interpretation 46 is not expected to have a material impact on the Company’s earnings or financial position.

4.    Investment Income, Realized and Unrealized Investment Gains (Losses), and Comprehensive Income:

Net investment income for the years ended December 31, 2002, 2001 and 2000 was derived from the following sources:

	2002	2001	2000
	($ in millions)
Net Investment Income
Fixed maturity securities	$488.6	$484.4	$495.4
Equity securities	7.9	(33.9)	239.4
Mortgage loans	138.6	139.8	144.3
Other investments (including cash and short-term)	126.0	132.7	136.9

Total investment income	761.4	723.0	1,016.0
Investment expenses	34.3	46.1	45.1

Net investment income	$727.1	$676.9	$970.9

Net realized gains (losses) on investments for the years ended December 31, 2002, 2001 and 2000 are summarized as follows:

	2002	2001	2000
	($ in millions)
Net Realized Gains (Losses) on Investments
Fixed maturity securities	(79.3)	$(2.6)	$(30.1)
Equity securities	(38.7)	(7.8)	21.5
Mortgage loans	(3.0)	9.3	19.8
Other invested assets	(30.0)	(11.2)	26.3

Net realized gains (losses) on investments	$(151.0)	$(12.3)	$37.5

Following is a summary of the change in unrealized investment gains (losses), net of related deferred income taxes and the adjustment for deferred policy acquisition costs (see Note 8), which are reflected in Accumulated Other Comprehensive Income for the periods presented. The net change in unrealized investment gains (losses) and the change in the Company’s minimum pension liability represent the only components of other comprehensive income for the years ended December 31, 2002, 2001 and 2000 as presented below:

	2002	2001	2000
	($ in millions)
Other Comprehensive Income
Change in unrealized gains (losses):
Fixed maturity securities(1)	$364.0	$156.7	$196.7
Equity securities	(38.7)	(3.4)	(59.9)
Other	0.0	0.0	0.0
Subtotal	325.3	153.3	136.8
AEGON Portfolio (See Note 11)	(29.3)	31.0	20.6

Subtotal	296.0	184.3	157.4
Effect on unrealized gains (losses) on investments attributable to:
DPAC	(67.4)	(30.3)	(93.1)
Deferred federal income taxes	(79.4)	(48.2)	(20.6)
Net unrealized gains (losses) and DPAC transferred to the Closed Block	(129.8)	(69.2)	2.5

Change in unrealized gains (losses) on investments, net	19.4	36.6	46.2
Minimum pension liability adjustment	(1.9)	(11.5)	(3.8)

Other comprehensive income	$17.5	$25.1	$42.4

(1)	Amounts in 2002 include $3.5 million of changes in unrealized gains related to fixed maturity securities, which are on deposit in the Debt Service Coverage Account sub-account OB — see Note 20.

The following table sets forth the reclassification adjustments required for the years ended December 31, 2002, 2001, and 2000 to avoid double-counting in comprehensive income items that are included as part of net income for a period that also had been part of other comprehensive income in earlier periods:

	2002	2001	2000
	($ in millions)
Reclassification Adjustments
Unrealized gains (losses) on investments	$104.3	$34.6	$48.6
Reclassification adjustment for gains included in net income	(86.8)	(9.5)	(6.2)

Unrealized gains (losses) on investments, net of reclassification adjustments	$17.5	$25.1	$42.4

Unrealized gains (losses) on investments, (excluding net unrealized gains (losses) on assets allocated to the Closed Block), reported in the above table for the years ended December 31, 2002, 2001 and 2000 are net of income tax expense (benefit) of $101.9 million, $43.2 million and $17.2 million, respectively, and $(71.4) million, $(32.1) million and $(95.5) million, respectively, relating to the effect of such unrealized gains (losses) on DPAC.

Reclassification adjustments, (excluding net unrealized gains (losses) on assets allocated to the Closed Block), reported in the above table for the years ended December 31, 2002, 2001 and 2000 are net of income tax expense (benefit) of $(22.5) million, $5.1 million and $3.3 million, respectively, and $4.1 million, $1.8 million and $2.5 million, respectively, relating to the effect of such amounts on DPAC.

5.    Fixed Maturity and Equity Securities:

Fixed Maturity Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity securities available-for-sale as of December 31, 2002 and 2001 are as follows:

	Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
	2002	2001	2002	2001	2002	2001	2002	2001
	($ in millions)
U.S. Treasury securities and Obligations of U.S. Government agencies	$875.6	$292.7	$68.5	$14.7	$0.2	$0.2	$943.9	$307.2
Collateralized mortgage obligations:
Government agency-backed	169.3	268.4	8.4	5.8	—	0.8	177.7	273.4
Non-agency backed	92.8	166.3	3.4	7.0	—	0.0	96.2	173.3
Other asset-backed securities:
Government agency-backed	121.9	18.4	5.9	0.7	—	0.0	127.8	19.1
Non-agency backed	582.1	611.5	34.7	17.9	4.6	9.6	612.2	619.8
Foreign governments	42.5	32.1	6.1	4.0	0.3	0.7	48.3	35.4
Utilities	546.1	551.3	37.1	16.9	7.2	4.6	576.0	563.6
Corporate bonds	4,901.3	4,830.3	386.9	153.0	30.7	58.3	5,257.4	4,925.0

Total bonds	7,331.6	6,771.0	551.0	220.0	43.0	74.2	7,839.5	6,916.8
Redeemable preferred stocks	47.0	55.6	3.5	1.2	—	0.1	50.5	56.7

Total	$7,378.6	$6,826.6	$554.5	$221.2	$43.0	$74.3	$7,890.0	$6,973.5

The carrying value of the Company’s fixed maturity securities available-for-sale at December 31, 2002 and 2001 is net of adjustments for impairments in value deemed to be other than temporary of $124.4 million and $48.2 million, respectively.

At December 31, 2002 and 2001, there was $6.7 million and $0.0 million, respectively, of fixed maturity securities which had been non-income producing for the twelve months preceding such dates.

The Company classifies fixed maturity securities available-for-sale which: (i) are in default as to principal or interest payments; (ii) are to be restructured pursuant to commenced negotiations; (iii) went into bankruptcy subsequent to acquisition; or (iv) are deemed to have other than temporary impairments to value as “problem fixed maturity securities.” At December 31, 2002 and 2001, the carrying value of problem fixed maturity securities held by the Company was $274.7 million and $66.7 million, respectively. The Company defines potential problem securities in the fixed maturity category as securities that are deemed to be experiencing significant operating problems or difficult industry conditions. At December 31, 2002 and 2001, the carrying value of potential problem fixed maturity securities held by the Company was $8.5 million and $16.1 million, respectively. In addition, at December 31, 2002 and 2001, the Company had no fixed maturity securities which had been restructured.

The amortized cost and estimated fair value of fixed maturity securities available-for-sale, by contractual maturity dates (excluding scheduled sinking funds) as of December 31, 2002, are as follows:

	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$498.7	$507.5
Due after one year through five years	2,082.4	2,227.1
Due after five years through ten years	2,779.3	3,020.4
Due after ten years	1,052.0	1,121.1

Subtotal	6,412.4	6,876.1
Mortgage-and asset-backed securities	966.2	1,013.9

Total	$7,378.6	$7,890.0

Fixed maturity securities available-for-sale that are not due at a single maturity date have been included in the preceding table in the year of final maturity. Actual maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales of fixed maturity securities available-for-sale during 2002, 2001 and 2000 were $468.1 million, $484.3 million and $441.3 million, respectively. Gross gains of $35.1 million, $21.4 million and $7.2 million and gross losses of $6.6 million, $8.3 million and $16.3 million were realized on these sales in 2002, 2001 and 2000, respectively.

Equity Securities

The cost, gross unrealized gains and losses, and estimated fair value of marketable and non-marketable equity securities at December 31, 2002 and 2001 are as follows:

	Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
	2002	2001	2002	2001	2002	2001	2002	2001
	($ in millions)
Marketable equity securities	$59.9	$67.3	$3.3	$6.2	$2.3	$6.9	$60.9	$66.6
Non-marketable equity securities	192.8	220.7	29.5	31.0	35.5	20.8	186.8	230.9

	$252.7	$288.0	$32.8	$37.2	$37.8	$27.7	$247.7	$297.5

Proceeds from sales of equity securities during 2002, 2001 and 2000 were $16.5 million, $31.0 million and $499.2 million, respectively. Gross gains of $2.7 million, 3.1 million and $81.2 million and gross losses of $2.8 million, $9.5 million and $57.8 million were realized on these sales during 2002, 2001, and 2000, respectively.

6.    Mortgage Loans on Real Estate:

Mortgage loans on real estate at December 31, 2002 and 2001 consist of the following:

	2002	2001
	($ in millions)
Commercial and residential mortgage loans	$1,592.3	$1,533.5
Agricultural mortgage loans	307.8	304.6

Total loans	1,900.1	1,838.2
Less: valuation allowances	(22.7)	(28.4)

Mortgage loans, net of valuation allowances	$1,877.4	$1,809.7

An analysis of the valuation allowances for 2002, 2001 and 2000 is as follows:

	2002	2001	2000
	($ in millions)
Balance, beginning of year	$28.4	$32.2	$37.3
Increase/(decrease) in allowance	0.8	(0.9)	(4.9)
Reduction due to pay downs, pay offs, and writeoffs	(2.1)	(0.2)	(0.2)
Transfers to real estate	(4.4)	(2.7)	—

Balance, end of year	$22.7	$28.4	$32.2

Impaired mortgage loans along with related valuation allowances as of December 31, 2002 and 2001 are as follows:

	2002	2001
	($ in millions)
Investment in impaired mortgage loans (before valuation allowances):
Loans that have valuation allowances	$66.7	$93.5
Loans that do not have valuation allowances	90.3	85.2

Subtotal	157.0	178.7
Valuation allowances	(14.7)	(18.4)

Impaired mortgage loans, net of valuation allowances	$142.3	$160.3

During 2002, 2001, and 2000, the Company recognized $11.3 million, $12.8 million and $19.5 million, respectively, of interest income on impaired loans.

At December 31, 2002 and 2001, the carrying value of mortgage loans which were non-income producing for the twelve months preceding such dates was $13.8 million and $22.0 million, respectively.

At December 31, 2002 and 2001, the Company had restructured mortgage loans of $29.8 million and $66.3 million, respectively. Interest income of $1.5 million, $4.3 million and $6.8 million was recognized on restructured mortgage loans in 2002, 2001, and 2000, respectively. Gross interest income on these loans that would have been recorded in accordance with the original terms of such loans amounted to approximately $4.0 million, $7.2 million and $9.5 million in 2002, 2001 and 2000, respectively.

7.    Segment Information:

The Company’s business activities consist of the following: protection product operations, accumulation product operations, mutual fund operations, securities broker-dealer operations, insurance brokerage operations, and certain insurance lines of business no longer written by the Company (the “run-off businesses”). These business activities represent the Company’s operating segments. Except as discussed below, these segments are managed separately because they either provide different products or services, are subject to different regulation, require different strategies, or have different technology requirements.

Management considers the Company’s mutual fund operations to be an integral part of the products offered by the Company’s Accumulation Products segment. Accordingly, for management purposes (including, performance assessment and making decisions regarding the allocation of resources), the Company aggregates its mutual fund operations with its accumulation products segment.

Of the aforementioned segments, only the Protection Products segment and the Accumulation Products segment qualify as reportable segments in accordance with SFAS Statement No. 131. All of the Company’s other segments are combined and reported in the Other Products segment.

Products comprising the Protection Products segment primarily include a wide range of individual life insurance products, including: whole life, term life, universal life, variable universal life, corporate-owned life, last survivor whole life, last survivor variable universal life, last survivor universal life, group universal life and special-risk products. In addition, included in the Protection Products segment are: (i) the assets and liabilities transferred pursuant to the Group Pension Transaction, as well as the Group Pension Profits derived therefrom (see Note 11), (ii) the Closed Block assets and liabilities, as well as the revenues and expenses relating thereto (See Notes 2 and 18), and (iii) the Company’s disability income insurance products (which are 100% reinsured and no longer offered by the Company).

The Accumulation Products segment primarily includes flexible premium variable annuities, single and flexible premium deferred annuities, single premium immediate annuities, proprietary mutual funds, investment management services, and certain other financial services products.

The Company’s Other Products segment primarily consists of a securities broker-dealer operation, an insurance brokerage operation, and the run-off businesses. The securities broker-dealer operation markets the Company’s proprietary investment products and, in addition, provides customers of the Company’s protection and accumulation products access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities). The insurance brokerage operation provides the Company’s career agency force with access to variable life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. The run-off businesses primarily consist of group life and health business, as well as group pension business that was not included in the Group Pension Transaction (See Note 11).

Set forth in the table below is certain financial information with respect to the Company’s reportable segments as of and for each of the years ended December 31, 2002, 2001, and 2000, as well as amounts not allocated to the segments. Except for various allocations discussed below, the accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company evaluates the performance of each operating segment based on profit or loss from operations before income taxes and nonrecurring items (e.g., items of an unusual or infrequent nature). The Company does not allocate certain non-recurring items to the segments. In addition, unless otherwise noted, all segment revenues are from external customers.

Assets have been allocated to the segments in amounts sufficient to support the associated liabilities of each segment and maintain a separately calculated regulatory risk-based capital (“RBC”) level for each segment. Allocations of the net investment income and net realized gains on investments were based on the amount of assets allocated to each segment. Other costs and operating expenses were allocated to each of the segments based on: (i) a review of the nature of such costs, (ii) time studies analyzing the amount of employee compensation costs incurred by each segment, and (iii) cost estimates included in the Company’s product pricing. Substantially all non-cash transactions and impaired real estate (including real estate acquired in satisfaction of debt) have been allocated to the Protection Products segment.

Amounts reported as “reconciling amounts” in the table below primarily relate to: (i) contracts issued by the Company relating to its employee benefit plans, (ii) interest expense associated with the surplus and intercompany surplus notes, (iii) charges totaling $7.2 million and $56.8 million in 2002 and 2001, respectively, associated with the Company’s reorganization (see Note 23), and (iv) a $1.5 million decrease in 2002 in certain reserves established in connection with the reorganization charge recorded in 2001 (see Note 23).

Segment Summary Financial Information

	2002(5)	2001(3)(6)	2000(7)
	($ in millions)
Premiums:
Protection Products	$662.9	$675.5	$685.7
Accumulation Products	11.6	5.3	1.3
Other Products	15.9	14.5	13.5

	$690.4	$695.3	$700.5

Universal life and investment-type product policy fees:
Protection Products	$152.1	$151.6	$134.8
Accumulation Products	46.8	54.7	70.0
Other Products	1.6	0.9	1.0

	$200.5	$207.2	$205.8

Net investment income and net realized gains (losses) on investments(8):
Protection Products	$467.8	$559.4	$796.7
Accumulation Products	58.8	68.6	124.9
Other Products	21.3	17.9	68.9
Reconciling amounts(4)	24.3	18.7	17.9

	$572.2	$664.6	$1,008.4

Other income:(12)
Protection Products	$84.0	$46.8	$57.7
Accumulation Products	96.1	107.4	120.2
Other Products	60.7	57.5	77.4
Reconciling amounts	10.8	8.1	5.1

	$251.6	$219.8	$260.4

Benefits to policyholders(1):
Protection Products	$794.2	$815.1	$791.1
Accumulation Products	87.9	75.4	68.2
Other Products	30.4	29.2	31.5
Reconciling amounts	9.9	5.5	7.6

	$922.4	$925.2	$898.4

Amortization of deferred policy acquisition costs:

	2002(5)	2001(3)(6)	2000(7)
	($ in millions)
Protection Products	$110.3	$115.7	$110.8
Accumulation Products	45.8	26.1	28.3
Reconciling amounts	0.0	17.0	0.0

	$156.1	$158.8	$139.1

Other operating costs and expenses:
Protection Products	$226.6	$245.5	$262.2
Accumulation Products	119.4	127.2	120.0
Other Products	83.3	87.3	100.3
Reconciling amounts	45.4	59.4	20.8

	$474.7	$519.4	$503.3

Income before income taxes(8)(9):
Protection Products	$50.1	$23.1	$278.1
Accumulation Products	(41.0)	5.7	98.4
Other Products	(15.4)	(27.3)	27.7
Reconciling amounts	(20.2)	(54.6)	(5.4)

	$(26.5)	$(53.1)	$398.8

Assets:
Protection Products	$12,257.8	$16,188.1	$16,239.0
Accumulation Products	4,521.8	5,077.7	5,593.5
Other Products	988.2	1,125.7	1,060.8
Reconciling amounts	810.1	994.8	1,309.0

	$18,577.9	$23,386.3	$24,202.3

Deferred policy acquisition costs:
Protection Products	$1,093.3	$1,087.0	$1,064.3
Accumulation Products	133.1	146.8	145.4

	$1,226.4	$1,233.8	$1,209.7

Future policy benefits:
Protection Products	$7,543.3	$7,467.2	$7,384.8
Accumulation Products	188.6	173.5	163.4
Other Products	203.1	213.9	229.6
Reconciling amounts	14.9	15.4	16.7

	$7,949.9	$7,870.0	$7,794.5

Unearned premiums:
Protection Products	$54.7	$53.1	$47.9
Accumulation Products	—	—	—
Other Products	2.6	2.8	2.5
Reconciling amounts	—	—	—

	$57.3	$55.9	$50.4

Policyholders’ balances and other policyholders’ liabilities:
Protection Products(13)	$1,629.8	$2,845.9	$2,858.0
Accumulation Products	1,225.5	969.0	896.6
Other Products	155.7	145.3	149.3
Reconciling amounts	0.6	0.9	1.0

	$3,011.6	$3,961.1	$3,904.9

	2002(5)	2001(3)(6)	2000(7)
	($ in millions)
Separate account liabilities(2)(10):
Protection Products(11)	$604.6	$3,783.7	$3,939.5
Accumulation Products	2,699.0	3,464.3	4,072.9
Other Products	298.1	429.7	499.5
Reconciling amounts	535.9	694.1	770.1

	$4,137.6	$8,371.8	$9,282.0

(1)	Includes interest credited to policyholders’ account balances.
(2)	Each segment includes separate account assets in an amount not less than the corresponding liability reported.
(3)	See Note 23 for details regarding the allocation of Reorganization and Other Charges to segments.
(4)	Reconciling amounts include interest expense related to the Inter-company Surplus Notes (see Note 14).
(5)	Amounts reported as “reconciling” in 2002 primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) interest expense associated with the surplus and intercompany surplus notes, (iii) charges totaling $7.2 million pre-tax relating to the Company’s 2002 reorganization charge (See Note 23), and (iv) a $1.5 million decrease in certain reserves associated with the Company’s 2001 reorganization charge (See Note 23).
(6)	Amounts reported as “reconciling” in 2001 primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) interest expense associated with the surplus and intercompany surplus notes and (iii) charges totaling $56.8 million pretax relating to the Company’s reorganization.
(7)	Amounts reported as “reconciling” in 2000 primarily relate to (i) contracts issued by MONY Life relating to its employee benefit plans and (ii) interest expense associated with the surplus and intercompany surplus notes,
(8)	Amounts reported in 2002 include a loss of $3.9 million pre-tax from discontinued operations, of which $3.3 million, $0.4 million, and $0.2 million, has been allocated to the Protection Products, Accumulation Products and Other Products segments, respectively.
(9)	Amounts reported in 2000 include an extraordinary charge of $37.7 million after tax for the cost incurred by the Company in connection with the repurchase of $115.0 million face amount 9.5% coupon surplus notes, and $123.0 million of its $125.0 million face amount 11.25% coupon surplus notes that were outstanding at December 31, 1999 (see Note 14).
(10)	Includes separate account liabilities relating to the Group Pension Transaction of $0.0 million, $3,179.5 million, and 3,416.7 million as of December 31, 2002, 2001 and 2000, respectively (see Note 11).
(11)	As explained in note 11, in accordance with GAAP, the Group Pension Transaction did not constitute a sale because the Company retained substantially all the risks and rewards associated with the business transferred to Aegon. Accordingly, over the life of the transaction the Company was required to reflect the transferred assets and liabilities on its balance sheet under separate captions entitled “Assets transferred in Group Pension Transaction” and “Liabilities transferred in Group Pension Transaction”. As a result of the expiration of the transaction at December 31, 2002 and the recognition of earnings from the Final Value Payment from Aegon the Company has no further interest in the transferred assets and liabilities and, accordingly, such assets and liabilities are no longer reflected on its balance sheet.
(12)	Includes Group Pension Profits of $82.3 million, $30.7 million and $37.1 million for 2002, 2001 and 2000, respectively.
(13)	Includes policyholder liabilities transferred in the Group Pension Transaction of $0.0 million, $1,398.4 million and $1,468.1 million as of December 31, 2002, 2001 and 2000, respectively (see Note 11).

Substantially all of the Company’s revenues are derived in the United States. Revenue derived from outside the United States is not material and revenue derived from any single customer does not exceed 10.0% of total consolidated revenues.

Following is a summary of revenues by product for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
	($ in millions)
Premiums:
Individual life	$662.6	$675.1	$685.2
Disability income insurance	0.3	0.4	0.5
Group insurance	15.9	14.5	13.5
Other	11.6	5.3	1.3

Total	$690.4	$695.3	$700.5

	2002	2001	2000
	($ in millions)
Universal life and investment-type product policy fees:
Universal life	$64.8	$68.8	$69.0
Variable universal life	78.1	73.4	54.7
Group universal life	9.2	9.4	11.1
Individual variable annuities	46.8	54.7	69.7
Individual fixed annuities	1.6	0.9	1.3

Total	$200.5	$207.2	$205.8

8.    Deferred Policy Acquisition Costs:

Policy acquisition costs deferred and amortized in 2002, 2001, and 2000 are as follows:

	2002	2001	2000
	($ in millions)
Balance, beginning of the year	$1,233.8	$1,209.7	$1,248.2
Costs deferred during the year	213.1	209.1	190.8
Amortized to expense during the year	(156.1)	(158.8)	(139.0)
Effect on DPAC from unrealized (gains) losses	(64.4)	(26.2)	(90.3)

Balance, end of the year	$1,226.4	$1,233.8	$1,209.7

9.    Pension Plans and Other Postretirement Benefits:

Pension Plans

The Company has a qualified pension plan covering substantially all of its salaried employees. The provisions of the plan provide both (a) defined benefit accruals based on: (i) years of service, (ii) the employee’s final average annual compensation and (iii) wage bases or benefits under Social Security and (b) defined contribution accruals based on a Company matching contribution equal to 100% of the employee’s elective deferrals under the incentive savings plan for employees up to 3% of the employee’s eligible compensation and an additional 2% of eligible compensation for each active participant. Effective June 15, 1999, prospective defined contribution accruals in the defined benefit plan ceased and were redirected to the Investment Plan Supplement for Employees of MONY Life. The Company did not make any contribution in the current year or prior year under Section 404 of the Internal Revenue Code (“IRC”) because the plan was fully funded under Section 412 of the IRC.

During 2002, the Company amended its Qualified Pension plan which increased certain benefit liabilities payable thereunder. The amendment resulted in an increase of $3.7 million in the plan’s projected benefit obligation.

The assets of the qualified pension plan are primarily invested in MONY Pooled Accounts which include common stock, real estate, private placement debt securities and bonds. At December 31, 2002 and 2001, $304.7 million and $415.3 million, respectively, were invested in the MONY Pooled Accounts. Benefits of $30.2 million, $27.9 million and $33.9 million were paid by this plan for the years ended December 31, 2002, 2001, and 2000, respectively.

The Company also sponsors a non-qualified employee excess benefit plan, which provides both defined benefits and defined contribution accruals in excess of Internal Revenue Service limits to certain employees. The benefits are based on years of service and the employee’s compensation. Pension benefits are paid from the Company’s general account.

Postretirement Benefits

The Company provides certain health care and life insurance benefits for retired employees and field underwriters. The Company amortizes its postretirement transition obligation over a period of twenty years.

Assumed health care cost trend rates typically have a significant effect on the amounts reported for health care plans, however, under the Company’s postretirement healthcare plan, there is a per capita limit on the Company’s healthcare costs. As a result, a one-percentage point change in the assumed healthcare cost trend rates would have an immaterial affect on amounts reported.

The following presents the change in the benefit obligation, change in plan assets and other information with respect to the Company’s qualified and non-qualified defined benefit pension plans and other benefits which represents the Company’s postretirement benefit obligation:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
	($ in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$411.5	$386.1	$104.7	$103.9
Service cost	5.9	8.3	1.5	1.5
Interest cost	29.2	30.9	6.7	7.2
Plan amendment	3.7	1.8	—	—
Actuarial loss	18.0	25.8	(0.9)	0.5
Benefits paid	(36.9)	(41.4)	(9.9)	(8.4)

Benefit obligation at end of year	$431.4	$411.5	$102.1	$104.7

Change in plan assets:
Fair value of plan assets at beginning of year	$419.5	$469.9	$—	$—
Actual return on plan assets	(32.6)	(20.5)	—	—
Employer contribution	6.7	13.5	9.9	8.4
Benefits and expenses paid	(38.7)	(43.4)	(9.9)	(8.4)

Fair value of plan assets at end of year	354.9	419.5	—	—

Funded status	(76.5)	8.0	(102.1)	(103.7)
Unrecognized actuarial loss	176.6	98.4	12.1	12.1
Unamortized transition obligation	1.7	2.1	30.6	33.6
Unrecognized prior service cost	1.5	(11.4)	(0.7)	(0.8)

Net amount recognized	$103.3	$97.1	$(60.1)	$(58.8)

Amounts recognized in the statement of financial position consist of the following:
Prepaid benefit cost	$151.0	$145.4	$—	$—
Accrued benefit liability	(66.6)	(48.3)	(60.1)	(58.8)
Intangible asset	1.7	2.1	—	—
Accumulated other comprehensive income	17.2	(2.1)	—	—

Net amount recognized	$103.3	$97.1	$(60.1)	$(58.8)

The Company’s qualified plan had assets of $345.7 million and $419.5 million at December 31, 2002 and 2001, respectively. The projected benefit obligation and accumulated benefit obligation for the qualified plan were $365.2 million and $338.9 million at December 31, 2002 and $343.5 million and $310.6 million at December 31, 2001, respectively.

The projected benefit obligation and accumulated benefit obligation for the non-qualified defined benefit pension plan, which is unfunded, were $68.2 million and $66.6 million at December 31, 2002 and $68.0 million and $65.6 million at December 31, 2001, respectively.

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Weighted-average assumptions as of December 31:
Discount rate	6.6%	7.3%	6.6%	7.3%
Expected return on plan assets	10.0%	10.0%	0.0%	0.0%
Rate of compensation increase(1)	—	—	5.0%	5.0%

(1)	For pension benefits, no benefits bearing incentive compensation is assumed for 2002. Otherwise benefits bearing compensation is assumed to increase by 4% for all participants eligible for incentive compensation and by 5% for all others. Benefits bearing incentive compensation for the top four officers is assumed to be 50% of base salary after 2002. Since postretirement life insurance benefits are subject to a cap of either $50,000 or salary in 1995, if greater, the rate of compensation increase has no significant impact on the values noted above.

For measurement purposes, a 10% percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 6% percent for 2010 and remain at that level thereafter.

Components of net periodic benefit cost for the pension and other post-retirement plans are as follows:

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000
	($ in millions)
Components of net periodic benefit cost:
Service cost	$5.9	$8.3	$6.1	$1.5	$1.5	$1.2
Interest cost	29.2	30.9	29.4	6.7	7.2	6.5
Expected return on plan assets	(39.8)	(45.5)	(46.9)	—	—	—
Amortization of prior service cost	(0.3)	(0.8)	(1.5)	(0.1)	(0.2)	(0.1)
Curtailment gain	—	—	(2.0)	—	—	—
Recognized net actuarial loss/(gain)	4.6	1.1	(0.2)	—	—	—
Amortization of transition items	0.3	(7.5)	(7.9)	3.1	3.1	3.1

Net periodic benefit cost	$(0.1)	$(13.5)	$(23.0)	$11.2	$11.6	$10.7

The Company also has a qualified money purchase pension plan covering substantially all career field underwriters. Company contributions of 5% of earnings plus an additional 2% of such earnings in excess of the social security wage base are made each year. At December 31, 2002 and 2001, the fair value of plan assets was $165.1 million and $198.9 million, respectively. For the years ended December 31, 2002, 2001, and 2000, the Company contributed $2.8 million, $3.2 million and $3.2 million to the plan, respectively, which amounts are reflected in other operating costs and expenses in the Company’s consolidated statement of income.

The Company has a non-qualified defined contribution plan, which is unfunded. The non-qualified defined contribution plan projected benefit obligation, which equaled the accumulated benefit obligation, was $52.9 million and $59.5 million as of December 31, 2002 and 2001, respectively. The non-qualified defined contribution plan’s net periodic expense was $(2.7) million, $(0.2) million and $7.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company also has incentive savings plans in which substantially all employees and career field underwriters are eligible to participate. The Company matches field underwriter contributions up to 2% of eligible compensation and may also make an additional profit sharing contribution for non-officer employees. As with the employee excess plan, the Company also sponsors non-qualified excess defined contribution plans for both the field underwriter retirement plan and the incentive savings plan for field underwriters. The Company also sponsors several other 401(k) plans for its smaller subsidiaries which the Company considers immaterial.

10.    Income Taxes:

The Company files a consolidated federal income tax return with its parent, The MONY Group Inc. and its other subsidiaries, as well as the Company’s life and non-life affiliates except Sagamore Financial Corporation and its subsidiaries (see Note 3).

Federal income taxes have been calculated in accordance with the provisions of the Internal Revenue Code of 1986, as amended. A summary of the income tax (benefit)/expense is presented below:

	2002	2001	2000
	($ in millions)
Income tax (benefit) expense:
Current	$(40.8)	$(11.6)	$82.1
Deferred	33.0	(7.5)	52.7

Income tax (benefit)/expense from continuing operations	(7.8)	(19.1)	134.8
Discontinued operations	(1.4)	—	—
Extraordinary item	—	—	(20.3)

Total	$(9.2)	$(19.1)	$114.5

Income taxes reported in the consolidated statements of income are different from the amounts determined by multiplying the earnings before income taxes by the statutory federal income tax rate of 35%. The sources of the difference and the tax effects of each are as follows:

	2002	2001	2000
	($ in millions)
Tax at statutory rate	$(7.8)	$(19.1)	$139.6
Dividends received deduction	(1.2)	—	(2.5)
Tax settlements/accrual adjustments	(3.1)	(16.3)	—
Meals & Entertainment	1.5	(0.4)	—
Officers’ Life Insurance	3.7	1.2	—
Other	(0.9)	15.5	(2.3)

Federal Income tax (benefit)/expense from continuing operations	(7.8)	(19.1)	134.8
Discontinued operations	(1.4)	—	—
Extraordinary item	—	—	(20.3)

Provision for income taxes	$(9.2)	$(19.1)	$114.5

The Company’s federal income tax returns for years through 1993 have been examined by the Internal Revenue Service (“IRS”). No material adjustments were proposed by the IRS as a result of these examinations. In the opinion of management, adequate provision has been made for any additional taxes which may become due with respect to open years.

The components of deferred tax liabilities and assets at December 31, 2002 and 2001 are reported in accounts payable and other liabilities in the balance sheet and are as follows:

	2002	2001
	($ in millions)
Deferred policy acquisition costs	$134.1	$310.1
Fixed maturity securities and equity securities	174.4	108.8
Other, net(1)	82.6	185.4
Nonlife subsidiaries	(36.6)	(9.7)

Total deferred tax liabilities	354.5	594.6

Policyholder and separate account liabilities	133.0	402.3
Accrued expenses	(8.6)	11.8
Deferred compensation and benefits	25.6	66.4
Policyholder dividends	(5.2)	—
Real estate and mortgages	9.9	(15.0)

Total deferred tax assets	154.7	465.5

Net deferred tax liability	$(199.8)	$(129.1)

(1)	Includes $0.0 million and $10.9 million at December 31, 2002 and 2001 of deferred taxes relating to net unrealized gains on fixed maturity securities in the AEGON Portfolio (see Note 11).

The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that it will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

11.    The Group Pension Transaction:

On December 31, 1993 (the “Group Pension Transaction Date”), the Company entered into an agreement (the “Agreement”) with AEGON USA, Inc. (“AEGON”) under which the Company transferred a substantial portion of its group pension business (hereafter referred to as the “Group Pension Transaction”), including its full service group pension contracts, consisting primarily of tax-deferred annuity, 401(k) and managed funds lines of business, to AEGON’s wholly-owned subsidiary, AUSA Life Insurance Company, Inc. (“AUSA”). The Company also transferred to AUSA the corporate infrastructure supporting the group pension business, including data processing systems, facilities and regional offices. AUSA was newly formed by AEGON solely for the purpose of facilitating this transaction. In connection with the transaction, the Company and AEGON have entered into certain service agreements. These agreements, among other things, provide that the Company will continue to manage the transferred assets, and that AUSA will continue to provide certain administrative services to the Company’s remaining group pension contracts not included in the transfer.

Pursuant to the Agreement, the Company agreed to make a $200 million capital investment in AEGON by purchasing $150 million face amount of Series A Notes and $50 million face amount of Series B Notes (hereinafter referred to as the “Notes”). The Series A Notes pay interest at 6.44% per annum and the Series B Notes pay interest at 6.24% per annum. The Series B Notes matured on December 31, 2002 and the Series A Notes mature on April 7, 2003. The Company’s investment in the Series A Notes was intended to provide AEGON with the funding necessary to capitalize AUSA.

In accordance with GAAP, the transaction did not constitute a sale because the Company retained substantially all the risks and rewards associated with the existing deposits on the transferred business (the “Existing Deposits”). Accordingly, the Company reflects the transferred assets and liabilities on its balance sheet under separate captions entitled “Assets transferred in Group Pension Transaction” and “Liabilities transferred in Group Pension Transaction” until the expiration of the agreement, December 31, 2002. In addition, the Company reports in its GAAP earnings the profits from the Existing Deposits as discussed below.

Pursuant to the Agreement, the Company received from AUSA: (i) payments on an annual basis through December 31, 2002 (the “Group Pension Payments”) equal to all of the earnings from the Existing Deposits, (ii) a final payment (the “Final Value Payment”) at December 31, 2002 based on the remaining fair value of the Existing Deposits, and (iii) a contingent payment (the “New Business Growth Payment”) at December 31, 2002 based on new business growth subsequent to the Transaction Date.

With respect to the Group Pension Payments, the annual results from the Existing Deposits are measured on a basis in accordance with the Agreement (such basis hereafter referred to as the “Earnings Formula”) which is substantially the same as GAAP, except that: (i) asset impairments on fixed maturity securities are only recognized when such securities are designated with an NAIC rating of “6”, and (ii) no impairment losses are recognized on mortgage loans until such loans are disposed of, or at the time and in the calculation, of the Final Value Payment. All mortgage loans had been disposed of prior to the calculation of the Final Value Payment.

Earnings which emerge from the Existing Deposits pursuant to the application of the Earnings Formula are recorded in the Company’s financial statements only after adjustments (primarily to recognize asset impairments in accordance with SFAS Nos. 114 and 115) to reflect such earnings on a basis entirely in accordance with GAAP (such earnings hereafter referred to as the “Group Pension Profits”). Losses which arise from the application of the Earnings Formula for any annual period will be reflected in the Company’s results of operations (after adjustments to reflect such losses in accordance with GAAP) only up to the amount for which the Company is at risk (as described below), which at any time is equal to the then outstanding principal amount of the Series A Notes.

Operating losses reported in any annual period pursuant to the Earnings Formula are carried forward to reduce any earnings in subsequent years reported pursuant to the Earnings Formula. Any resultant deficit remaining at December 31, 2002 will be deducted from the Final Value Payment and New Business Growth Payment, if any, due to the Company. If a deficit still remains, it will be applied (as provided for in the Agreement) as an offset against the principal payment due to the Company upon maturity of the Series A Notes. As of December 31, 2002, there were no operating losses reported in any annual period during the term of the agreement, nor was the Company eligible for any New Business Growth payment.

For the years ended December 31, 2002, 2001 and 2000, AUSA reported earnings to the Company pursuant to the application of the Earnings Formula of $19.1 million, $27.4 million, and $26.9 million, respectively, and the Company recorded Group Pension Profits of $28.2 million, $30.7 million and $37.1 million, respectively. In addition, the Company earned $ 12.8 million of interest income on the Notes in each of the aforementioned years. In addition, the Company recorded earnings from the Final Value Payment of $54.1 million (before expenses of approximately $6.0 million relating thereto, which are recorded in “Other operating costs and expenses” in the consolidated statement of income and comprehensive income), on December 31, 2002.

The following sets forth certain summarized financial information relating to the Group Pension Transaction as of and for the periods indicated, including information regarding: (i) the general account assets transferred to support the Existing Deposits in the Group Pension Transaction (such assets hereafter referred to as the “AEGON Portfolio”), (ii) the transferred separate account assets and liabilities, and (iii) the components of revenue and expenses comprising the Group Pension Profits:

	As of December 31,
	2002(3)	2001
	($ in millions)
Assets:
General Account
Fixed maturity securities: available-for-sale, at estimated fair value (amortized cost of $1,371.2)	$—	$1,400.5
Mortgage loans on real estate	—	26.5
Cash and cash equivalents	—	19.4
Accrued investment income	—	24.5

Total general account assets	—	1,470.9
Separate account assets	—	3,179.5

Total assets	$—	$4,650.4

Liabilities:
General liabilities account(1)
Policyholders’ account balances	$—	$1,398.8
Other liabilities	—	18.8

Total general account liabilities	—	1,417.6
Separate account liabilities(2)	—	3,179.5

Total liabilities	$—	$4,597.1

(1)	Includes general account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $71.2 million as of December 31, 2001.
(2)	Includes separate account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $11.8 million as of December 31, 2001.
(3)	In accordance with GAAP, the Group Pension Transaction did not constitute a sale because the Company retained substantially all the risks and rewards associated with the business transferred to Aegon. Accordingly, over the life of the transaction the Company was required to reflect the transferred assets and liabilities on its balance sheet under separate captions entitled “Assets transferred in Group Pension Transaction” and “Liabilities transferred in Group Pension Transaction”. As a result of the expiration of the transaction at December 31, 2002 and the recognition of earnings from the Final Value Payment from Aegon the Company has no further interest in the transferred assets and liabilities and, accordingly, such assets and liabilities are no longer reflected on its balance sheet.

	For the Year Ended December 31,
	2002	2001	2000
	($ in millions)
Revenues:
Product policy fees	$18.3	$19.6	$26.3
Net investment income	88.2	102.0	113.5
Net realized gains (losses) on investments(2)	0.8	1.5	(1.2)

Total revenues	107.3	123.1	138.6
Benefits and Expenses:
Interest credited to policyholders’ account balances	63.5	74.8	84.6
Other operating costs and expenses	15.6	17.6	16.9

Total benefits and expenses	79.1	92.4	101.5

Group Pension Profit	28.2	30.7	37.1
Final value payment(1)	54.1	—	—

Total	$82.3	$30.7	$37.1

(1)	Expenses of approximately $6.0 million relating to the Final Value Payment are recorded in “Other operating costs and expenses” on the Company’s consolidated statement of income and comprehensive income.
(2)	Includes $2.5 million of pretax realized losses ($1.6 million after-tax) relating to the impairment of certain investments, which were included in the 4th quarter 2001 Other Charges (see Note 23).

12.    Estimated Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments approximate their carrying amounts, except for mortgage loans, long-term debt and investment-type contracts. The methods and assumptions utilized in estimating the fair values of the Company’s financial instruments are summarized as follows:

Fixed Maturity and Equity Securities

The estimated fair values of fixed maturity securities are based upon quoted market prices, where available. The fair values of fixed maturity securities not actively traded and other non-publicly traded securities are estimated using values obtained from independent pricing services or, in the case of private placements, by discounting expected future cash flows using a current market interest rate commensurate with the credit quality and term of the investments. Equity securities primarily consist of investments in common stocks and limited partnership interests. The fair value of the Company’s investments in common stocks are determined based on quoted market prices, where available. The fair value of the Company’s investments in limited partnership interests are based on amounts reported by such partnerships to the Company.

Mortgage Loans

The fair value of mortgage loans is estimated by discounting expected future cash flows, using current interest rates for similar loans to borrowers with similar credit risk. Loans with similar characteristics are aggregated for purposes of the calculations. The fair value of mortgages in process of foreclosure is the estimated fair value of the underlying collateral. At December 31, 2002 and 2001, the fair value of mortgage loans was $2,065.5 million and $1,880.8 million, respectively.

Policy Loans

Policy loans are an integral component of insurance contracts and have no maturity dates. Management has determined that it is not practicable to estimate the fair value of policy loans.

Long-term Debt

The fair value of long-term debt is determined based on contractual cash flows discounted at market rates.

Separate Account Assets and Liabilities

The estimated fair value of assets and liabilities held in separate accounts is based on quoted market prices.

Investment-Type Contracts

The fair values of annuities are based on estimates of the value of payments available upon full surrender. The carrying value and fair value of annuities at December 31, 2002 were $1,459.2 million and $1,439.4 million, respectively. The carrying value and fair value of annuities at December 31, 2001 were $1,196.8 million and $1,187.6 million, respectively.

13.    Reinsurance:

Life insurance business is primarily ceded on a yearly renewable term basis under various reinsurance contracts except for the level term product which utilizes a coinsurance agreement. The Company’s general practice is to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for last survivor products.

The Company has entered into coinsurance agreements with other insurers related to a portion of its extended term insurance, guaranteed interest contract and long-term disability claim liabilities, and reinsures approximately 50% of its block of paid-up life insurance policies.

The following table summarizes the effect of reinsurance for the years indicated:

	2002	2001	2000
	($ in millions)
Direct premiums (includes $65.0 million, $68.3 million and $70.9 million of accident and health premiums for 2002, 2001, and 2000, respectively)	$801.7	$803.6	$806.0
Reinsurance assumed	7.2	6.1	5.3
Reinsurance ceded (includes ($64.6) million, ($67.8) million and ($70.4) million of accident and health premiums for 2002, 2001, and 2000, respectively)	(118.5)	(114.4)	(110.8)

Net premiums	$690.4	$695.3	$700.5

Universal life and investment type product policy fee income ceded	$34.5	$27.7	$26.0

Policyholders’ benefits ceded	$129.0	$126.4	$137.4

Interest credited to policyholders’ account balances ceded	$2.9	$3.7	$3.6

The Company is primarily liable with respect to ceded insurance should any reinsurer be unable to meet its obligations under these agreements. To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

14.    Long Term Debt:

The Company’s debt at December 31, 2002 and 2001 consists of the following:

	2002	2001
	($ in millions)
Insured Note (See Note 1 and 20)	$300.0	$—
Surplus notes	1.9	1.9
Intercompany Surplus Notes	215.0	215.0

Total long term debt	$516.9	$216.9

Surplus and Senior Notes

On January 12, 2000, the MONY Group filed a registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) to register certain securities. This registration, known as a “Shelf Registration”, provides the Company with the ability to offer various securities to the public, when it deems appropriate, to raise proceeds up to an amount not to exceed $1.0 billion in the aggregate for all issuances of securities thereunder. It is the intention of the Company to use this facility to raise proceeds for mergers and acquisitions and for other general corporate matters, as it considers necessary.

On March 8, 2000, the MONY Group issued $300.0 million principal amount of senior notes (the “$300 million Senior Notes”) pursuant to the aforementioned Shelf Registration. The $300 million Senior Notes mature on March 15, 2010 and bear interest at 8.35% per annum. The principal amount of the $300 million Senior Notes is payable at maturity and interest is payable semi-annually. The net proceeds to the MONY Group from the issuance of the $300 million Senior Notes, after deducting underwriting commissions and other expenses (primarily legal and accounting fees), were approximately $296.6 million. Approximately $280.0 million of the net proceeds from the issuance of the Senior Notes was used by the MONY Group to finance MONY Life’s repurchase, on March 8, 2000, of all of its outstanding $115.0 million face amount 9.5% coupon surplus notes, and $116.5 million face amount of its $125.0 million face amount 11.25% coupon surplus notes (hereafter referred to as the “9.5% Notes” and the “11.25% Notes”, respectively), which were previously outstanding. The balance of the net proceeds from the issuance of the Senior Notes was retained by the MONY Group for general corporate purposes. In the third quarter of 2000 and first quarter of 2001, the Company repurchased another $6.5 million and $0.1 million face amount of the 11.25% notes, respectively, resulting in a remaining balance of $1.9 million at December 31, 2002. MONY Group’s financing of MONY Life’s repurchase of its 9.5% Notes and 11.25% Notes consisted of a capital contribution by MONY Group to MONY Life of $65.0 million and the purchase by MONY Group from MONY Life of two separate newly issued “inter-company” surplus notes. The inter-company surplus note issued to replace the 9.5% Notes has a par value of $115 million, a coupon rate of interest of 8.65%, and matures on December 31, 2012. The inter-company surplus note issued to replace the 11.25% Notes has a par value of $100 million, a coupon rate of interest of 8.65%, and matures on August 15, 2024. Principal on the inter-company surplus notes is payable at maturity and interest is payable semi-annually.

As a result of the repurchase of the 9.5% Notes and substantially all of the 11.25% Notes, the Company recorded a pre-tax tax loss of $58.1 million ($37.7 million after tax) during 2000. The loss resulted from the premium paid by MONY Life to the holders of the 9.5% Notes and the 11.25% Notes reflecting the excess of their fair value over their carrying value on the Company’s books at the date of the transaction of approximately $7.0 million and $51.1 million, respectively. This loss is reported, net of tax, as an extraordinary item on the Company’s income statement for the year ended December 31, 2000.

Debt Service Payments

Aggregate contractual long term debt service payments on the Company’s debt at December 31, 2002 for the succeeding five years are approximately $38.6 million, $38.6 million, $38.6 million, $38.6 million and $38.6 million, respectively, and $770.2 million thereafter.

15.    Securities Lending and Concentration of Credit Risk:

Securities Lending Risk:

Pursuant to a securities lending agreement with a major financial institution, the Company from time to time lends securities to approved borrowers. At December 31, 2002 and 2001, securities loaned by the Company under this agreement had a fair value of approximately $351.8 million and $161.5 million, respectively. The minimum collateral on securities loaned is 102 percent of the market value of the loaned securities. Such securities are marked to market on a daily basis; the collateral is increased or decreased in accordance with the Company’s agent agreement.

Concentration of Credit Risk:

At December 31, 2002 and 2001, the Company had no single investment or series of investments with a single issuer (excluding U.S. Treasury securities and obligations of U.S. government agencies) exceeding 1.3% and 1.9%, respectively, of total cash and invested assets.

The Company’s fixed maturity securities are diversified by industry type. The industries (excluding U.S. Treasury securities and obligations of U.S. government agencies) that comprise 10.0% or more of the carrying value of the fixed maturity securities at December 31, 2002 are Consumer Goods of $1,444.8 million (18.3%) and Other Manufacturing of $848.0 million (10.8%).

The industries (excluding U.S. Treasury securities and obligations of U.S. government agencies) that comprised 10.0% or more of the carrying value of the fixed maturity securities at December 31, 2001 were Consumer Goods of $1,225.1 million (17.6%), Non-Government Asset/Mortgage Backed securities of $793.1 million (11.4%), and Public Utilities of $739.8 million (10.6%).

The Company held below investment grade fixed maturity securities with a carrying value of $892.7 million at December 31, 2002. These investments consist mostly of privately issued bonds which are monitored by the Company through extensive internal analysis of the financial condition of the issuers and which generally include protective debt covenants. At December 31, 2001, the carrying value of the Company’s investments in below investment grade fixed maturity securities amounted to $603.1 million.

The Company has significant investments in commercial and agricultural mortgage loans and real estate (including joint ventures and partnerships). The locations of property collateralizing mortgage loans and real estate investment carrying values at December 31, 2002 and 2001 are as follows:

	2002		2001
	($ in millions)
Geographic Region
Mountain	$384.7	18.7%	$414.2	20.3%
Southeast	456.8	22.2	449.1	22.0
Midwest	350.1	17.0	336.2	16.5
West	366.1	17.8	361.6	17.7
Northeast	261.9	12.7	274.1	13.4
Southwest	238.0	11.6	205.3	10.1

Total	$2,057.6	100.0%	$2,040.5	100.0%

The states with the largest concentrations of mortgage loans and real estate investments at December 31, 2002 are: California, $236.8 million (11.5%); Arizona $212.2 million (10.3%); Texas, $186.2 million (9.1%); Washington D.C., $149.0 million (7.2%); New York, $145.7 million (7.1%); Georgia, $137.5 million (6.7%); and Minnesota, $97.2 million (4.7%).

As of December 31, 2002 and 2001, the real estate and mortgage loan portfolio was also diversified by property type as follows:

	2002		2001
	($ in millions)
Property Type
Office buildings	$906.5	44.1%	$873.3	42.7%
Agricultural	306.9	14.9	304.9	15.0
Hotel	274.2	13.3	297.8	14.6
Retail	135.3	6.6	138.8	6.8
Other	123.2	6.0	135.1	6.6
Industrial	188.2	9.1	156.6	7.7
Apartment buildings	123.3	6.0	134.0	6.6

Total	$2,057.6	100.0%	$2,040.5	100.0%

16.    Commitments and Contingencies:

(i) Since late 1995 a number of purported class actions have been commenced in various state and federal courts against MONY Life and MLOA alleging that they engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the early 1980s through the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting MONY Life and MLOA from canceling policies for failure to make required premium payments, imposition of a constructive trust and creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. MONY Life and MLOA have answered the complaints in each action (except for one being voluntarily held in abeyance). MONY Life and MLOA have denied any wrongdoing and have asserted numerous affirmative defenses.

On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy’s termination had, an ownership interest in a whole or universal life insurance policy issued by MONY Life and MLOA and sold on an alleged “vanishing premium” basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, MONY Life and MLOA filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts and/or are being held in abeyance pending the outcome of the Goshen case.

On October 21, 1997, the New York State Supreme Court granted MONY Life’s and MLOA’s motion for summary judgment and dismissed all claims filed in the Goshen case against MONY Life and MLOA. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York’s General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class is now limited to New York purchasers only. On July 2, 2002, the New York Court of Appeals affirmed the New York State Supreme Court’s decision limiting the class to New York purchasers. In addition, the New York State Supreme Court has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. MONY Life and MLOA intend to defend themselves vigorously against the sole remaining claim. There can be no assurance, however, that the present litigation relating to sales practices will not have a material adverse effect on them.

On November 16, 1999, the MONY Group and MONY Life were served with a complaint in an action entitled Calvin Chatlos, M.D., and Alvin H. Clement, On Behalf of Themselves And All Others Similarly Situated v. The MONY Life Insurance Company, The MONY Group Inc., and Neil D. Levin, Superintendent, New York Department of Insurance, filed in the United States District Court for the Southern District of New York. The action purports to be brought as a class action on behalf of all individuals who had an ownership interest in one or more in force life insurance policies issued by MONY Life as of November 16, 1998. The complaint alleges that (i) the New York Superintendent of Insurance, Neil D. Levin, violated Section 7312 of the New York Insurance Law by approving the Plan of Demutualization, which plaintiffs claim was not fair and adequate, primarily because it allegedly failed to provide for sufficient assets for the mechanism established under the plan to preserve reasonable dividend expectations of the Closed Block, and (ii) MONY Life violated Section 7312 by failing to develop and submit to the New York Superintendent a plan of demutualization that was fair and adequate. The plaintiffs seek equitable relief in the form of an order vacating and/or modifying the New York Superintendent’s order approving the Plan of Demutualization and/or directing the New York Superintendent to order MONY Life to increase the assets in the Closed Block, as well as unspecified monetary damages, attorneys’ fees and other relief.

In early January 2000, the MONY Group, MONY Life and the New York Superintendent wrote to the District Court seeking a pre-motion conference preliminary to the filing of a motion to dismiss the federal complaint on jurisdictional, federal abstention and timeliness grounds and for failure to state a claim. Following receipt of those letters, plaintiffs’ counsel offered voluntarily to dismiss their complaint, and a stipulation and order to that effect was thereafter filed and approved by the court.

On March 27, 2000, plaintiffs filed a new action in New York State Supreme Court bearing the same caption and naming the same defendants as the previously filed federal action. The state court complaint differed from the complaint previously filed in federal court in two primary respects. First, it no longer asserted a claim for damages against the New York Superintendent, nor did its prayer for relief seek entry of an order vacating or modifying the New York Superintendent’s decision or requiring the New York Superintendent to direct MONY Life to place additional assets into the Closed Block. Rather, it sought an accounting and an order from the Court directing MONY Life to transfer additional assets to the Closed Block.

Second, the new complaint contains claims for breach of contract and fiduciary duty, as well as new allegations regarding the adequacy of the disclosures contained in the Policyholder Information Booklet distributed to policyholders soliciting their approval of the plan of demutualization (which plaintiffs claimed violated both the Insurance Law and MONY Life’s fiduciary duties).

The MONY Group, MONY Life and the New York Superintendent moved to dismiss the state court complaint in its entirety on a variety of grounds. On April 20, 2001, the New York Supreme Court granted both motions and dismissed all claims against the MONY Group, MONY Life and the New York Superintendent. On October 29, 2002, the New York State Appellate Division, First Department affirmed the dismissal of all claims against the MONY Group, MONY Life and the New York Superintendent. On November 8, 2002 plaintiffs filed a Motion with the New York Court of Appeals seeking permission to file an appeal from the Appellate Division’s decision. On January 9, 2003, the Court of Appeals denied plaintiffs’ motion, thereby concluding the litigation.

(ii) In July 2002, pursuant to a jury verdict, the Company was found liable and ordered to pay a former joint venture partner some of the proceeds distributed to the Company from the disposition of a real estate asset in 1999, which was formerly owned by the joint venture. As a result of the verdict, which the Company is appealing, the Company recorded a charge aggregating $13.7 million pre-tax in its results of operations for the quarter ended June 30, 2002. Approximately, $6.8 million of this charge is reflected in the income statement caption entitled “net realized losses” because it represents the return of proceeds originally included in the determination of the realized gain recognized by the Company in 1999 upon receipt of the aforementioned distribution. The balance of the charge, which is reflected in the income statement caption entitled “other operating costs and expenses” represents management’s best estimate of the interest that the court will require the Company to pay its former joint venture partner, as well as legal costs.

(iii) In December 2002 federal securities regulators (SEC) and self-regulatory organizations (NASD) directed all broker-dealers, including the Company, to evaluate their procedures with respect to mutual fund sales charge breakpoints. Management does not believe that the outcome of its evaluation, including any determination it may make with respect to sales charges paid by its customers, will have a material adverse effect on the Company’s results of operation, cash flows, or financial position.

(iv) It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of the settlement, or re-evaluation of, the matters discussed above. Management believes, however, that the ultimate payments in connection with such matters should not have a material adverse affect on the Company’s financial statements. In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages) in connection with its business. In the opinion of management of the Company, resolution of contingent liabilities, income taxes and other matters will not have a material adverse effect on the Company’s financial position or results of operations.

(v) At December 31, 2002, the Company had commitments to fund the following: $111.0 million of equity partnership investments, $7.5 million private fixed maturity security with an interest rate of 6.83%, $8.8 million of fixed rate agricultural loans with periodic interest rate reset dates with initial rates ranging from 6.25% to 7.37%, $139.6 million fixed and floating rate commercial mortgages with interest rates ranging from 3.93% to 8.36% and $7.4 million of mezzanine financing with pay rates ranging from 8.0% to 10.0%.

The Company has entered into various operating lease agreements for office space, furniture and equipment. These leases have remaining non-cancelable lease terms in excess of one year. Total rental expense for these operating leases amounted to $46.1 million in 2002, $46.5 million in 2001, and $29.7 million in 2000. The future minimum rental obligations for the next five years and thereafter under these leases are: $33.3 million for 2003, $29.0 million for 2004, $25.7 million for 2005, $23.1 million for 2006, $22.0 million for 2007, and $106.9 million for the years thereafter.

In 1988, the Company financed one of its real estate properties under a sale/leaseback arrangement with the proceeds received from the sale, amortized into income over the life of the lease. The lease has a term of 20 years beginning December 21, 1988 and requires minimum annual rental payments of $7.7 million in 2003, $7.9 million in 2004, $8.0 million in 2005, $8.2 million in 2006, $8.4 million for 2007 and $8.5 million for 2007. The Company has the option to renew the lease at the end of the lease term.

17.    Statutory Financial Information and Regulatory Risk-Based Capital:

The combined statutory net income (loss) reported by the Company for the years ended December 31, 2002, 2001, and 2000 was $(83.5) million, $(30.2) million, and $199.3 million, respectively. The combined statutory surplus of the Company as of December 31, 2002 and 2001 was $906.4 million and $917.4 million respectively. Each of MONY Life and MLOA exceeds the minimum risk based capital requirements imposed by their respective state of domicile.

18.    Closed Block — Summary Financial Information:

Summarized financial information of the Closed Block as of and for the years ended December 31, 2002 and 2001 is presented below.

	December 31, 2002	December 31, 2001
	($ in millions)
Assets:
Fixed maturity securities:
Available-for-sale, at estimated fair value (amortized cost, $3,873.2 and $3,780.9)	$4,160.9	$3,868.9
Mortgage loans on real estate	633.6	622.1
Real estate	8.3	—
Other invested assets	0.9	6.2
Policy loans	1,119.0	1,144.3
Cash and cash equivalents	59.2	56.2
Premiums receivable	11.1	12.5
Deferred policy acquisition costs	430.5	500.6
Other assets	210.5	219.3

Total Closed Block assets	$6,634.0	$6,430.1

Liabilities:
Future policy benefits	$6,901.4	$6,869.8
Policyholders’ account balances	291.6	292.9
Other policyholders’ liabilities	159.1	162.2
Other liabilities	328.0	163.9

Total Closed Block liabilities	$7,680.1	$7,488.8

	For the year ended December 31,
	2002	2001	2000
	($ in millions)
Revenues:
Premiums	$509.1	$551.4	$582.4
Net investment income	396.5	397.6	395.7
Net realized (losses)/gains on investments	(51.4)	6.0	(7.0)
Other income	2.2	2.4	2.2

Total revenues	856.4	957.4	973.3

Benefits and Expenses:
Benefits to policyholders	566.8	606.9	620.9
Interest credited to policyholders’ account balances	8.6	8.9	8.8
Amortization of deferred policy acquisition costs	49.1	59.4	60.4
Dividends to policyholders	185.5	233.1	232.9
Other operating costs and expenses	6.1	7.0	7.5

Total benefits and expenses	816.1	915.3	930.5

Contribution from the Closed Block	$40.3	$42.1	$42.8

The carrying value of the Closed Block fixed maturity securities at December 31, 2002 and 2001 is net of adjustments for impairment of $60.5 million and $10.9 million, respectively.

At December 31, 2002 and 2001, there were $0.6 million and $0.0 million of fixed maturity securities which have been non-income producing for the twelve months preceding such dates.

At December 31, 2002 and 2001, there were problem fixed maturity securities of $123.3 million and $6.5 million, respectively. At December 31, 2002 and 2001, there were potential problem fixed maturity securities of $0.0 million and $3.2 million, respectively. There were no fixed maturity securities which were restructured at December 31, 2002 and 2001.

The amortized cost and estimated fair value of fixed maturity securities in the Closed Block, by contractual maturity dates, excluding scheduled sinking funds, as of December 31, 2002 are as follows:

	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$363.5	$366.6
Due after one year through five years	1,004.4	1,082.7
Due after five years through ten years	1,412.2	1,541.3
Due after ten years	584.7	633.1

Subtotal	3,364.8	3,623.7
Mortgage and asset backed securities	508.4	537.2

	$3,873.2	$4,160.9

Fixed maturity securities that are not due at a single maturity date have been included in the preceding table in the year of final maturity. Actual maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Mortgage loans on real estate in the Closed Block at December 31, 2002 and 2001 consist of the following:

	2002	2001
	($ in millions)
Commercial mortgage loans	$599.5	$594.2
Agricultural and other loans	42.7	40.2

Subtotal	642.1	634.4
Less: valuation allowances	(8.6)	(12.3)

Mortgage loans, net of valuation allowances	$633.6	$622.1

An analysis of the valuation allowances for the years ended December 31, 2002 and 2001 is as follows:

	2002	2001
	($ in millions)
Beginning balance	$12.3	$14.8
Increase/(decrease) in allowance	0.8	(2.4)
Reduction due to pay downs, payoffs, and writeoffs	(1.3)	(0.1)
Transfer to Real Estate — Forclosures	(3.2)	—

Valuation Allowances	$8.6	$12.3

Impaired mortgage loans along with related valuation allowances as of December 31, 2002 and 2001 were as follows:

	2002	2001
	($ in millions)
Investment in impaired mortgage loans (before valuation allowances):
Loans that have valuation allowances	$47.4	$64.3
Loans that do not have valuation allowances	73.2	35.5

Subtotal	120.6	99.8
Valuation allowances	(10.7)	(13.5)

Impaired mortgage loans, net of valuation allowances	$109.9	$86.3

For the year ended December 31, 2002, the Closed Block recognized $9.9 million of interest income on impaired loans. For the year ended December 31, 2001 the Closed Block recognized $8.4 million of interest income on impaired loans.

At December 31, 2002 and 2001, there were $0.1 million and no mortgage loans in the Closed Block which were non-income producing for the twelve months preceding such dates.

At December 31, 2002 and 2001, the Closed Block had restructured mortgage loans of $8.5 million and $12.2 million, respectively. Interest income of $0.6 million and $0.9 million was recognized on such loans for the year ended December 31, 2002 and 2001, respectively. Gross interest income on these loans that would have been recorded in accordance with the original terms of such loans amounted to approximately $1.0 million and $1.3 million for the respective periods.

The pre-tax Contribution from the Closed Block includes only those revenues, benefit payments, dividends, premium taxes, state guaranty fund assessments, and investment expenses considered in funding the Closed Block. However, many expenses associated with operating the Closed Block and administering the policies included therein were excluded from and, accordingly, are not funded in the Closed Block. These expenses are reported in the Company’s statement of income and comprehensive income, outside of the Contribution from the Closed Block, consistent with how they are funded. Such expenses are reported in the separate line items to which they apply based on the nature of such expenses. Federal income taxes applicable to the Closed Block, which are funded in the Closed Block, are reflected as a component of federal income tax expense in the Company’s statement of income and comprehensive income. Since many expenses related to the Closed Block are funded outside the Closed Block, operating costs and expenses outside the Closed Block are disproportionate to the level of business outside the Closed Block.

19. The Closed Block Business:

The Closed Block Business (“CBB”) is comprised of certain amounts within MONY Holdings and MONY Life. Within MONY Holdings, the Closed Block Business includes: (i) the Insured Notes, (ii) the capitalized costs of issuing the Insured Notes, (iii) the DSCA Sub-account CBB (see Note 20), (iv) the Swap, and (v) the Insurance Policy (see Note 1). Within MONY Life, the Closed Block Business includes: (i) the Closed Block discussed in Notes 2 and 18, and (ii) an amount of capital (hereafter referred to as “Surplus and Related Assets”) outside the Closed Block, but within MONY Life, that when aggregated with the assets and liabilities in the Closed Block results in an aggregate carrying value of assets in the Closed Block Business within MONY Life in excess of the carrying value of the liabilities in the Closed Block Business within MONY Life. The amount by which the assets in the Closed Block Business within MONY Life exceed the liabilities in the Closed Block Business within MONY Life represents a sufficient amount of capital based on regulatory standards to support the Closed Block Business within MONY Life. All business of MONY Holdings and subsidiary, consolidated, other than the Closed Block Business is defined in the note indenture as the Ongoing Business (“OB”). The determination of the amount of Surplus and Related Assets was based on Statutory Accounting Practices as required by the note indenture. As the Closed Block’s results of operations emerge an equal amount of the Surplus and Related Assets is intended to become available to the Ongoing Business. The investment of the Surplus and Related Assets is restricted to permitted investments and subject to certain concentration limitations as outlined in the Insured Note indenture (see Note 1).

The following tables set forth certain summarized financial information attributable to the Ongoing Business and the Closed Block Business of MONY Holdings and subsidiary as of and for the year ended December 31, 2002:

	As of December 31, 2002
	Ongoing Business	Closed Block Business(1)	Total
	($ in millions)
Assets:
Fixed maturity securities available for sale, at estimated fair value	$2,248.4	$5,579.8	$7,828.2
Equity securities available for sale, at estimated fair value	247.7	—	247.7
Mortgage loans on real restate	927.0	950.4	1,877.4
Other invested assets	281.6	22.7	304.3
Policy loans	93.5	1,119.0	1,212.5
Debt service coverage account — OB	64.7	—	64.7
Debt service coverage account — CBB	—	9.4	9.4
Cash and cash equivalents	128.7	95.0	223.7
Accrued investment income	54.3	149.7	204.0
Amounts due from reinsurers	602.5	92.7	695.2
Deferred policy acquisition costs	795.9	430.5	1,226.4
Other assets	526.1	17.7	543.8
Separate account assets	4,140.6	—	4,140.6

Total assets	$10,111.0	$8,466.9	$18,577.9

Liabilities:
Future policy benefits	$1,048.5	$6,901.4	$7,949.9
Policyholders’ account balances	2,488.1	291.6	2,779.7
Other policyholders’ liabilities	130.1	159.1	289.2
Other liabilities	760.8	421.2	1,182.1
Long term debt	217.5	300.0	517.5
Separate account liabilities	4,137.6	—	4,137.6

Total liabilities	$8,782.6	$8,073.3	$18,856.0

(1)	Includes the assets and liabilities of MONY Holdings as of December 31, 2002.

	For the Year Ended December 31, 2002
	Ongoing Business	Closed Block Business(1)	Total
	($ in millions)
Revenues:
Premiums	$181.3	$509.1	$690.4
Universal life and investment-type product policy fees	200.5	—	200.5
Net investment income	247.0	480.1	727.1
Net realized losses on investments	(76.8)	(74.2)	(151.0)
Group Pension Profits	82.3	—	82.3
Other income	167.0	2.3	169.3

Total revenues	801.3	917.3	1,718.6

Benefits and Expenses:
Benefits to policyholders	236.3	566.8	803.1
Interest credited to policyholders’ account balances	110.7	8.6	119.3
Amortization of deferred policy acquisition cost	107.0	49.1	156.1
Dividends to policyholders	2.5	185.5	188.0
Other operating costs and expenses	393.4	81.4	474.7

Total benefits and expenses	849.9	891.4	1,741.2

Net (loss) income from continuing operations before income taxes	$(48.6)	$25.9	$(22.6)

(1)	Includes: (i) revenues and expenses associated with the DSCA, the Insured Notes, and the Swap for the period from April 30, 2002 (the date of MONY Holdings’ commencement of operations) through December 31, 2002, (ii) the net contribution to income from the Surplus and Related Assets from April 30, 2002 (the date of MONY Holdings’ commencement of operations) through December 31, 2002, and (iii) the results of operations from the Closed Block from January 1, 2002 through December 31, 2002.

The statutory surplus of MONY Life as of December 31, 2002 was $906.4 million, of which $555.6 million was attributable to the Ongoing Business and $350.8 million was attributable to the Closed Block Business. Statutory net gain from operations of MONY Life for the year ended December 31, 2002 was $154.6 million, of which 59.3 million was attributable to the Ongoing Business and $95.3 million was attributable to the Closed Block Business. The net gain from operations attributable to the Closed Block Business includes: (i) the net contribution to income from the Surplus and Related Assets from April 30, 2002 (the date of commencement of operations of the Closed Block Business) through December 31, 2002, and (ii) the results of operations from the Closed Block from January 1, 2002 through December 31, 2002.

20.    The Insured Notes:

Dividends from MONY Life are the principal source of cash inflow, which will enable MONY Holdings to meet its obligations under the Insured Notes. The ability of MONY Life to declare and pay MONY Holdings a dividend is governed by the Insurance Law of the State of New York. The Insurance Law of the State of New York permits a stock life insurance company to pay dividends each calendar year, without the prior approval of the superintendent of the insurance department, in an amount equal to the lesser of (a) ten percent of its “policyholders’ surplus” as of the end of the preceding calendar year or (b) the company’s “net gain from operations” for the preceding calendar year (not including realized capital gains), as determined in accordance with Statutory Accounting Practices prescribed or permitted by the Insurance Department of the State of New York (hereafter referred to as the “NY Dividend Statute”).

In addition, pursuant to the Note indenture, dividends to MONY Holdings from MONY Life are required to be allocated between the Ongoing Business and the Closed Block Business. This allocation, while principally based on separately applying the NY Dividend Statute to the “policyholders’ surplus” and “net gain from operations” attributable to the Ongoing Business and the Closed Block Business, is subject to certain adjustments described in the Note indenture. The amount of the dividend attributable to the Closed Block Business is required to be deposited in the Debt Service Coverage Account — Subaccount CBB. As described in the Note indenture, the amount of the dividend deposited in the Debt Service Coverage Account — Subaccount CBB will not generally be available for dividend to the MONY Group until all the obligations to pay principal, interest and other amounts on the Insured Notes are fully extinguished. Under limited circumstances, if the fair value of the Debt Service Coverage Account exceeds amounts set forth in the Note indenture, such excess can become available earlier for dividend to the MONY Group. The amount of such dividend attributable to the Ongoing Business will generally be available to MONY Holdings to pay dividends to the MONY Group. See Note 1 for additional information regarding the Insured Notes.

21.    MONY Holdings, LLC Condensed Financial Information:

Set forth below are unconsolidated condensed financial statements of MONY Holdings. The significant accounting policies used in preparing these financial statements are substantially the same as those used in the preparation of the consolidated financial statements of the Company, except that MONY Holdings subsidiaries are carried under the equity method.

The following table presents the condensed balance sheet of MONY Holdings as of December 31, 2002 and 2001:

	2002	2001
	($ in millions)
Assets
Short-term investment	$11.5		$—
Bonds	61.8		—
Accrued investment income	0.8		—
Investment in subsidiaries	1,974.1		—
Other assets	7.9		—

Total assets	$2,056.1	$

Liabilities and Shareholders’ Equity
Interest payable on swap	$2.3		$—
Swap liability	40.9		—
Debt	300.0		—
Federal taxes payable	2.4		—
Deferred taxes	(13.1)		—
Other liabilities	1.7		—
Total liabilities	334.2		—

Total shareholders’ equity	1,721.9		—

Total liabilities and shareholders’ equity	$2,056.1		$—

The following table presents the condensed statements of income for the years indicated:

	2002	2001	2000
	($ in millions)
Revenues:
Net investment income	$1.8	$—	$—

Total revenues	1.8	—	—

Expenses:
Interest expense	13.3	—	—
Other operating expenses	2.0	—	—

Total expenses	15.3	—	—

Equity in subsidiaries	(32.6)	—	—

Loss before income taxes	(19.1)	—	—

Income tax benefit	(1.8)	—	—

Net loss	$(17.3)	$—	$—

The following table presents the condensed statements of cash flows for the years indicated:

	2002	2001	2000
	($ in millions)
Cash flows from operating activities
Net loss	$(11.7)	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for amortization	0.3	—	—
Net realized gains on investments	(0.1)	—	—
Change in other assets and accounts payable and other liabilities	3.8	—	—
Change in current federal income taxes payable	2.4	—	—

Net cash used in operating activities	(5.3)	—	—

Cash flows from investing activities:
Capital contribution to subsidiary	(125.0)	—	—
Dividend from subsidiary	90.0	—	—

Net cash used in investing activities	(35.0)	—	—

Cash flows from financing activities:
Issuance of debt	300.0	—	—
Funding of debt service coverage account	(70.5)	—	—
Debt issuance costs	(7.9)	—	—
Capital contributions	130.9	—	—
Dividends paid to shareholders	(312.2)	—	—

Net cash provided by financing activities	40.3	—	—

Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	—	—

22.    Goodwill and Other Intangible Assets — Adoption of Statement 142

In accordance with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) goodwill is periodically tested for impairment and is no longer amortized. The following tables set forth the impact of the adoption of SFAS 142 on the Company’s net income for years ended December 31, 2002, 2001 and 2000. In addition, as required by SFAS 142, management tested the carrying value of the Company’s goodwill at December 31, 2002 and determined that no impairment exists.

	For the Year Ended December 31,
	2002	2001	2000
	($ in millions except earnings per share amounts)
Reported net (loss) income	$(5.6)	$(34.0)	$226.3
Add back: Goodwill amortization	—	1.3	1.3

Adjusted net (loss) income	$(5.6)	$(32.7)	$227.6

The goodwill amortization recorded for the years ended December 31, 2001 and 2000 was included in the Protection Products and Other Products segments as follows:

	For the Year Ended December 31,
	2001	2000
	($ in millions)
Protection Products	$1.1	$1.1
Other Products	0.2	0.2

Total	$1.3	$1.3

The following table summarizes the significant components of goodwill, and the related amortization by segment for the periods presented.

	2002		2001
	Protection Segment	Other Segment	Protection Segment	Other Segment
	($ in millions)
Beginning Balance	17.9	1.3	19.0	1.5
Amortization	—	—	(1.1)	(0.2)

Ending Balance	17.9	1.3	17.9	1.3

23.    Reorganization and Other Charges:

During the fourth quarter of 2002 and 2001, the Company recorded Reorganization and Other charges aggregating approximately $7.2 million and $144.4 million, respectively. Of these charges, $7.2 million and $19.1 million, respectively, met the definition of “restructure charges” as defined by Emerging Issues Task Force Consensus 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The 2002 restructure charge consisted of severance and related benefits resulting from headcount reductions of 161 and 26, respectively, in the Company’s home office and career agency system, as well as losses from the abandonment of certain leased offices and equipment. The 2001 restructure charge consisted of severance and related benefits of $10.3 million resulting from headcount reductions of 117 and 240, respectively, in the Company’s home office and career agency system, and $8.7 million of other miscellaneous items. The balance of the charge in 2001, $125.4 million, was unrelated to the Company’s restructure activities and consisted of: (i) impairments of certain invested assets and valuation related write-downs of private equity securities held in the Company’s equity method venture capital portfolio; (ii) the write-off of deferred sales charges in the Company’s mutual fund business to reflect revised estimates of recoverability which are principally due to the decline in the value of the Company’s internet funds; (iii) write-downs of certain information technology assets; and (iv) other miscellaneous items.

The following tables summarize the components of the aforementioned charges recorded during 2002 and 2001, respectively. None of the charges referred to below as “Reorganization Charges” have been allocated to the Company’s operating segments, however, the charges in 2001 referred to as “Other Charges” have been allocated to the Company’s operating segments. All Reorganization Charges incurred in 2002 and 2001 are reported as reconciling items.

2002:

	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges(1):
Severance benefits and incentive compensation	$6.1	$—	$6.1
Leased offices and equipment	1.1	—	1.1

Total Reorganization Charges before tax	$7.2	$—	$7.2

Total Reorganization Charges after tax	$4.7	$—	$4.7

(1)	All of the reorganization charges recorded in 2002 meet the definition of “restructuring charges” as defined by EITF 94-3.

2001:

	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges:
Severance benefits and incentive compensation	$22.8	$—	$22.8
Leased offices and equipment	8.7	—	8.7
Deferred policy acquisition costs	17.0	—	17.0
Other	8.3	—	8.3

Subtotal — Reorganization Charges	56.8	—	56.8
Other Charges:
Asset Impairments and Valuation Related Write-downs	29.9	20.1	50.0
Deferred Sales Charges	7.0	—	7.0
Information technology assets	9.4	—	9.4
Other	21.2	—	21.2

PART III Subtotal — Other Charges	67.5	20.1	87.6

Total — Reorganization and Other Charges before tax	$124.3	$20.1	$144.4

Total — Reorganization and Other Charges after tax	$80.8	$13.1	$93.9

All charges referred to as Reorganization Charges included in the table above, except $17.0 million related to deferred policy acquisition costs in 2001 and $5.3 million related to investment expenses in 2001, are included in “Other operating costs and expenses” in the Company’s 2001 consolidated income statement.

The following table indicates the line items in the Company’s consolidated and segmented income statements for the year ended December 31, 2001 that the Other Charges in the table above are reflected in. In addition, all of the reorganization charges are reflected in reconciling in the table as discussed above.

	Protection	Accumulation	Other	Reconciling	Total
	($ in millions)
Premiums	$1.0	$—	$—	$—	$1.0
Net investment income	20.3	3.8	3.3	5.3	32.7
Group pension profit	2.5	—	—	—	2.5
Benefits to policyholders	1.8	3.9	—	—	5.7
Amortization of deferred policy acquisition costs	—	2.0	—	17.0	19.0
Other operating costs and expenses	17.6	10.3	1.0	34.5	63.4

Total Other Operating Charges	43.2	20.0	4.3	56.8	124.3
Net realized losses on investments	14.9	2.8	2.4	—	20.1

Total Other Charges	$58.1	$22.8	$6.7	$56.8	$144.4

Set forth below is certain information regarding the liability recorded in connection with the Company’s restructuring actions during 2002 and 2001, as well as the changes therein. Such liability is reflected in accounts payable and other liabilities on the Company’s consolidated balance sheet.

	December 31, 2001	Charges	Cash Payments	Change in Reserve Estimates	December 31, 2002
	($ in millions)
Restructuring Charges Liability:
Severance benefits	$8.1	$6.1	$(5.4)	$(1.0)	$7.8
Other restructure charges	4.5	1.1	(1.2)	—	4.4

Total Restructuring Charges Liability	$12.6	$7.2	$(6.6)	$(1.0)	$12.2

24.    Implications of the Events of September 11th :

The terrorist events of September 11th had no material effect on the Company’s financial position at December 31, 2001 or its results of operations for the year then ended. The net effect of life insurance claims relating to the incident (after reinsurance and the release of related policy reserves) aggregated approximately $3.9 million pre-tax. In addition, the Company incurred damages from the interruption of certain of its business operations. These damages principally consist of: (i) lost revenues at MSC and Enterprise resulting from the close of the New York securities markets, (ii) the temporary closing of the Company’s New York corporate offices, and (iii) lost revenues resulting from the volatility of the securities markets and consumer uncertainty with respect to equity based products in the aftermath of September 11, 2001. To date, no determination has been made with respect to the Company’s ability to recover the aforementioned damages under its insurance coverage. To date, the Company has recovered $0.3 million relating to the aforementioned damages under its insurance coverage.

25.    Subsequent Events (Unaudited):

During 2002, MONY Holdings commenced activities to register the Insured Notes with the SEC as provided for under the note indenture. On February 14, 2003, the SEC declared such registration effective.

In March 2003, litigation relating to the disposition of a real estate asset as discussed in Note 16 (ii) was settled for approximately $4.0 million less than the provision previously recorded. Accordingly, during the first quarter of 2003 the Company will reverse such over-accrual to income.

Report of Independent Accountants

To the Board of Directors and Stockholder of

MONY Life Insurance Company:

We have audited the accompanying statutory statements of admitted assets, and liabilities, capital and surplus of MONY Life Insurance Company (the “Company”) as of December 31, 2002 and 2001, and the related statutory statements of operations, capital and surplus, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Notes 2 and 3 to the financial statements, the Company prepared these financial statements using accounting practices prescribed or permitted by the Insurance Department of the State of New York, which practices differ from accounting principles generally accepted in the United States of America. The effects on the financial statements of the variances between such practices and accounting principles generally accepted in the United States of America are material; they are described in Note 2.

In our opinion, because of the effects of the matter discussed in the preceding paragraph, the financial statements referred to above do not present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position of the Company as of December 31, 2002 and 2001, or the results of its operations or its cash flows for the years then ended.

In our opinion, the financial statements referred to above present fairly, in all material respects, the admitted assets, liabilities and capital and surplus of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, on the basis of accounting described in Notes 2 and 3.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for deferred income taxes as required by the Insurance Department of the State of New York. The effect of adoption is recorded as an adjustment to capital and surplus as of December 31, 2002. In addition, as discussed in Note 2 to the financial statements, in 2001 the Company adopted the accounting policies in the revised National Association of Insurance Commissioners “Accounting Practices and Procedures Manual”—Effective January 1, 2001, as required by the Insurance Department of the State of New York. The effect of adoption is recorded as an adjustment to capital and surplus as of January 1, 2001.

PricewaterhouseCoopers LLP

New York, New York

February 6 2003

MONY LIFE INSURANCE COMPANY

STATEMENTS of ADMITTED ASSETS, and LIABILITIES, CAPITAL and SURPLUS —

STATUTORY BASIS

(in thousands)

	December 31,
	2002	2001
ASSETS
Cash and invested assets:
Cash and short-term investments	$104,433	$128,609
Bonds	5,629,980	5,415,003
Redeemable preferred stocks	22,038	30,600
Common stocks	35,410	37,864
Subsidiary companies	433,173	348,293
Mortgage loans	1,558,893	1,740,051
Real estate	93,260	105,564
Policy loans	1,127,865	1,152,567
Other invested assets	304,505	393,991

Total cash and invested assets	9,309,557	9,352,542
Investment income due and accrued	164,209	167,747
Premiums deferred and uncollected	126,575	137,741
Net deferred tax assets	90,202	0
Other assets	302,180	286,622
Separate account assets	1,215,541	1,591,564

Total assets	$11,208,264	$11,536,216

LIABILITIES, CAPITAL AND SURPLUS
Liabilities:
Life insurance and annuity reserves	$7,529,985	$7,417,265
Deposits left with the Company	495,542	495,121
Dividends to policyholders	195,918	197,956
Other policy and contract liabilities	63,582	68,490
Funds held under coinsurance	68,674	75,367
Federal income taxes due or accrued	149,927	129,687
Other liabilities	386,633	455,657
Separate account liabilities	1,212,520	1,588,714
Interest maintenance reserve	20,459	13,623
Asset valuation reserve	178,611	176,973

Total liabilities	10,301,851	10,618,853

Commitments and contingencies (Note 20)
Capital and surplus:
Common capital stock	2,500	2,500
Surplus notes	216,091	216,091
Gross paid in and contributed surplus	1,020,129	895,129
Special surplus funds	26,000	25,900
Unassigned surplus	(358,307)	(222,257)
Capital and surplus	906,413	917,363

Total liabilities, capital and surplus	$11,208,264	$11,536,216

See accompanying notes to these statutory financial statements

MONY LIFE INSURANCE COMPANY

STATEMENTS of OPERATIONS—STATUTORY BASIS

(in thousands)

	For the years ended December 31,
	2002	2001
Premiums, annuity considerations and fund deposits	$812,808	$861,042
Net investment income	594,743	624,335
Commission and expense allowance on reinsurance ceded	100,134	38,086
Adjustments on reinsurance ceded	(6,651)	(13,348)
Other income (net)	(13,297)	(17,863)

	1,487,737	1,492,252

Policyholder and contractholder benefits	961,460	976,660
Change in policy and contract reserves	112,720	27,185
Commissions	25,720	28,425
Operating expenses	195,820	219,421
Transfer from separate accounts	(185,612)	(69,117)
Other deductions (net)	2,045	4,225

	1,112,153	1,186,799

Net gain from operations before dividends and federal income taxes	375,584	305,453
Dividends to policyholders	202,180	203,666

Net gain from operations before federal income taxes	173,404	101,787
Federal income tax expense/(benefit)	18,771	(664)

Net gain from operations	154,633	102,451
Net realized capital losses (See Note 8)	141,518	69,047

Net Income	$13,115	$33,404

See accompanying notes to these statutory financial statements

MONY LIFE INSURANCE COMPANY

STATEMENTS of CAPITAL and

SURPLUS — STATUTORY BASIS

(in thousands)

	For the years ended December 31,
	2002	2001
Capital and surplus, beginning of year	$917,363	$1,154,831

Net income	13,115	33,404
Change in net unrealized capital gains	(135,325)	(196,593)
Change in non-admitted assets	(12,451)	(18,593)
Change in reserves on account of change in valuation basis	0	10,943
Change in asset valuation reserve	(1,638)	85,064
Surplus paid in	125,000	0
Changes in Surplus Notes	0	(58)
Cumulative effect of changes in accounting principles	90,202	(36,856)
Dividends to stockholder	(90,000)	(115,000)
Premium in excess of carrying value on redemption of surplus note	0	(58)
Other changes to surplus	147	279

Net change in capital and surplus for the year	(10,950)	(237,468)

Capital and surplus, end of year	$906,413	$917,363

See accompanying notes to these statutory financial statements

MONY LIFE INSURANCE COMPANY

STATEMENTS of CASH FLOWS — STATUTORY BASIS

(in thousands)

	For the years ended December 31,
	2002	2001
Cash from Operations:
Premiums and annuity considerations	$819,905	$868,336
Investment income, net of investment expenses	599,081	641,984
Adjustments on reinsurance ceded	27,605	25,740
Other income	8,217	9,845
Policy benefits paid	(946,291)	(958,643)
Transfers from separate accounts	339,850	116,805
Commissions, other expenses and insurance taxes paid	(235,853)	(256,788)
Dividends to policyholders	(204,218)	(227,149)
Federal income taxes (excluding capital gains tax)	1,419	(11,930)
Other deductions	(28,616)	(52,934)

Net cash from operations	381,099	155,266

Cash from Investments:
Proceeds from investments sold, matured or repaid:
Bonds	864,980	1,058,944
Stocks	24,372	33,700
Mortgage loans	421,369	345,478
Real estate	18,091	1,692
Other invested assets	16,353	60,334
Miscellaneous proceeds	0	22,641
Taxes paid on net capital gains	3,051	0

Total investment proceeds	1,348,216	1,522,789

Cost of investments acquired:
Bonds	1,136,943	962,039
Stocks	195,062	177,047
Mortgage loans	240,531	441,072
Real estate	15,895	19,896
Other invested assets	18,145	87,135
Miscellaneous application	20,586	0
Change in policy loans	(24,701)	(39,273)

Total investments acquired	1,602,461	1,647,916

Net cash from investments	(254,245)	(125,127)

Cash from Financing and Miscellaneous Sources:
Cash provided (applied):
Capital and surplus paid in	125,000	0
Surplus notes issuance/(redemption)	0	(116)
Deposits on deposit-type contract funds	256,766	266,554
Other sources	32,000	21,400

Total	413,766	287,838

Cash applied:
Dividends paid to stockholder	90,000	115,000
Withdrawals on deposit-type contract funds	424,124	313,509
Other sources	50,672	80,895

Total	564,796	509,404

Net cash from financing and miscellaneous sources	(151,030)	(221,566)

Reconciliation of Cash and Short Term Investments:
Net change in cash and short-term investments	(24,176)	(191,427)
Cash and short-term investments, beginning of year	128,609	320,036

Cash and short-term investments, end of year	$104,433	$128,609

The accompanying notes are an integral part of these financial statements

1.    Organizations and Description of Business:

MONY Life Insurance Company (formerly, The Mutual Life Insurance Company of New York), is the principal subsidiary of MONY Holdings LLC (MONY Holdings). MONY Holdings is a subsidiary of The MONY Group, Inc. (MONY Group). On November 16, 1998, pursuant to the Plan of Reorganization (the “Plan”) approved by the New York Superintendent of Insurance, The Mutual Life Insurance Company of New York (“MONY”) converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of MONY Group which was organized on June 24, 1997 for the purpose of becoming the parent holding company of MONY. Also, on November 16, 1998, MONY Group consummated an initial public offering (the “Offerings”) of approximately 12.9 million shares of common stock. The shares of common stock issued in the Offerings are in addition to approximately 34.3 million shares of common stock of MONY Group distributed to certain eligible policyholders of MONY in exchange for their ownership interests in MONY.

On February 27, 2002, MONY Group formed a downstream holding company, MONY Holdings. On April 30, 2002, MONY Group transferred all its ownership interests in MONY to MONY Holdings, and MONY Holdings, through a structured financing tied to the performance of the Closed Block Business within MONY Life, issued $300 million of floating rate insured debt securities in a private placement. The Closed Block Business consists of MONY Life’s regulatory Closed Block and surplus and related assets within MONY Life that support the business in the regulatory Closed Block. Other than activities related to servicing the notes in accordance with the indenture and it’s ownership of MONY Life, MONY Holdings has no operations and engages in no other activity.

Proceeds to MONY Holdings from the issuance of the aforementioned debt securities, after all offering and other related expenses, were approximately $292.6 million. Of this amount, $60 million was deposited in a debt service coverage account, pursuant to the terms of the note indenture, to provide liquidity and collateral for the payment of interest and principal on the notes. These funds will ultimately revert back to the Company, provided that the cash flows from the Closed Block Business are sufficient to satisfy MONY Holdings’ obligations under the notes. The remaining balance of the proceeds from the debt issuance of approximately $232.6 million, were distributed to MONY Group in the form of a dividend.

From the proceeds of the dividend MONY Holdings made to MONY Group, MONY Group loaned MONY Life $67.7 million. This loan was in the form of a demand loan, which allows MONY Group the ability to require repayment at its discretion. The loan was made to effectively enable MONY Group to invest the funds from the issuance of the Notes in higher yielding longer duration investments until such time the funds could be permanently invested by MONY Group. The ability of MONY Life to invest the funds in longer duration securities is possible because MONY Life has other sources of cash flow that enables the company to fund the aforementioned demand when it occurs. The interest rate on the loan was at a floating rate equal to the Federal Funds Rate plus 0.15% per annum. MONY Life paid off $55.0 million of the loan on September 24, 2002 and $12.7 million of the loan on November 26, 2002. MONY Life paid $ 0.3 million in interest on these loans to MONY Group during 2002.

The Company and its subsidiaries provide life insurance, annuities, corporate-owned and bank-owned life insurance (“COLI/BOLI”) products, mutual funds, securities brokerage, asset management, and business and estate planning. The Company distributes its products and services to individuals and institutional clients through a career agency sales force and financial advisors and brokers of its mutual fund and broker-dealer subsidiaries. In addition, the Company distributes it products and services through what it defines as complementary distribution channels, which principally consist of independent third-party insurance brokerage general agencies and securities broker-dealers, as well as its corporate marketing team. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico and currently insures or provides other financial services to more than one million people.

MONY Life’s principal wholly owned direct and indirect operating subsidiaries include: (i) MONY Life Insurance Company of America (“MLOA”), an Arizona domiciled life insurance company, (ii) Enterprise Capital Management (“Enterprise”), a distributor of both proprietary and non-proprietary mutual funds, (iii) U.S. Financial Life Insurance Company (“USFL”), an Ohio domiciled insurer underwriting specialty risk life insurance business, (iv) MONY Securities Corporation (“MSC”), a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force, (v) Trusted Securities Advisors Corporation (“Trusted Advisors”), which distributes investment products and services through a network of independent certified public accountants, (vi) MONY Brokerage, Inc. (“MBI”), a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so they can meet the insurance and investment needs of their customers, and (vii) MONY Life Insurance Company of the Americas, Ltd. (“MLICA”), which provides life insurance, annuity and investment products to nationals of certain Latin American countries.

2.    Basis of Presentation:

The accompanying statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Insurance Department of the State of New York (“SAP”), which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America (“GAAP”).

The New York State Insurance Department recognizes only statutory accounting practices prescribed or permitted by the State of New York for determining and reporting the financial condition and results of operations of an insurance company, for determining its solvency under New York Insurance Law. The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures manual [effective January 1, 2001] as of March 2002, (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by the State of New York. The NAIC Accounting Practices and Procedures manual is composed of the Preamble, the Statements of Statutory Accounting Principles (SSAPs), and Appendices. New York State has adopted certain prescribed accounting practices that differ from those found in NAIC SAP. Specifically, goodwill arising from the purchase of a subsidiary, controlled or affiliated entity is written off directly to surplus in the year it originates by New York domiciled companies. In NAIC SAP, goodwill in amounts not exceeding 10% of an insurer’s capital and surplus may be capitalized and all amounts of goodwill are amortized to unrealized gains and losses on investments over periods not to exceed 10 years.

For reporting periods prior to December 31, 2002, New York State had certain prescribed accounting practices that differed from those found in NAIC SAP related to the admissibility of deferred tax assets (DTA’s) and deferred tax liabilities (DTL’s). DTA’s and DTL’s representing the expected future tax consequences of temporary differences generated by statutory accounting are were not recorded by New York domiciled companies prior to December 31, 2002. In NAIC SAP, DTA’s and DTL’s are included in a reporting entity’s Statement of Assets, Liabilities, Surplus and Other Funds.

Effective December 31, 2002, the State of New York adopted certain provisions of NAIC SAP contained in SSAP No. 10 —Income Taxes, which requires New York domiciled companies to record net deferred tax assets and deferred tax liabilities. Prior to December 31, 2002, New York prescribed practices prohibited New York domiciled companies from reporting DTA’s and DTL’s in a reporting entity’s Statement of Assets, Liabilities, Surplus and Other Funds.

The Commissioner of Insurance of the State of New York has the right to permit other specific practices that deviate from prescribed practices.

A reconciliation of the Company’s capital and surplus between NAIC SAP and practices prescribed and permitted by the State of New York at December 31, 2002 and 2001 is shown below (in millions):

	2002	2001
Statutory Capital and Surplus, New York basis	$906.4	$917.4
State Prescribed Practices (Surplus):
Goodwill (net)	18.5	21.6
Deferred Tax Assets (net)	—	89.9

Statutory Capital and Surplus, NAIC SAP	$924.9	$1,028.9

Accounting changes adopted to conform to the provisions of SAP are reported as changes in accounting principles. The cumulative effect of changes in accounting principles are reported as an adjustment to unassigned funds (surplus) in the period of the change in accounting principle. The cumulative effect is the difference between the amount of capital and surplus at the beginning of the year and the amount of capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all prior periods. As a result of the adoption of certain provisions of SSAP No. 10 related to DTA’s and DTL’s by New York State as discussed above, the Company reported a change in accounting principle, which increased unassigned funds (surplus) by $90.2 million in 2002.

As a result of the initial implementation of NAIC SAP at January 1, 2001, the Company recorded a change in accounting principle that decreased unassigned funds (surplus) by $36.9 million. Included in the total adjustment were reductions in unassigned funds of approximately $11.6 million related to valuation of invested assets, $12.1 million related to contingent liabilities, and $3.7 million related to compensated absences.

Certain reclassifications have been made in amounts presented on the Statements of Operations and Statements of Cash Flows for the prior year to conform such year to the current year’s presentation. These reclassifications principally relate to certain separate account group annuity contracts and had no effect on previously reported net income, surplus, total assets or liabilities. Such contracts are required to be accounted for as life insurance contracts, whereas in the prior year these contracts were accounted for as deposit-type contracts.

Premium and annuity considerations, surrenders benefits and withdrawals, and net transfers to or from separate accounts on these contracts were $78.0 million, $230.6 million, and $(152.6) million for the year ended December 31, 2002, respectively, and $73.9 million, $121.2 million and $(47.3) million for the year ended December 31, 2001, respectively.

In financial statements prepared in conformity with SAP, the accounting treatment of certain items is different than for financial statements prepared in conformity with GAAP.

GAAP net income (loss) reported by the Company for the years ending December 31, 2002 and 2001 was $(5.6) million and $(34.0) million, respectively. GAAP shareholder’s equity of the Company as of December 31, 2002 and 2001 was $1,973.9 million and $1,902.6 million, respectively.

Some of the general differences between SAP and GAAP include:

•	Policy acquisition costs, such as commissions and other costs incurred in connection with acquiring new and renewal business, are expensed when incurred under SAP; whereas under GAAP, such costs are deferred and amortized over the expected life of the business.

•	Premiums for universal life and investment-type products, except those classified as “deposit type contracts” under SAP, are recognized as revenue when due under SAP; whereas under GAAP, they are reported as deposits to policyholders’ account balances. Revenues from these contracts under GAAP consist of amounts assessed during the period against policyholders’ account balances for mortality, policy administration and surrender charges.

•	Policy reserves are based on statutory mortality and interest requirements, without consideration of withdrawals, and are reported net of reinsurance reserve credits under SAP; whereas under GAAP, the reserves for interest sensitive life and annuity products are equal to the fund value, and the reserve for long duration participating contracts is the net level premium reserve calculated using the dividend fund interest rate and the mortality rates guaranteed in calculating cash surrender values. GAAP reserves are gross of reinsurance reserve credits.

•	Under SAP, recognition of deferred income tax assets (DTAs) is limited to the sum of (a) federal income taxes paid in prior years that can be recovered through loss carrybacks for existing temporary differences that reverse by the end of the subsequent calendar year and (b) the lesser of the amount of gross DTAs, after considering item (a), expected to be realized within one year of the balance sheet date; or ten percent of statutory capital and surplus, excluding DTAs and nonadmitted assets; whereas under GAAP, deferred income tax assets are recorded based on the difference between the book and tax basis of assets and liabilities with a valuation allowance recorded if necessary based on management’s estimates.

•

An interest maintenance reserve (“IMR”) is established as a liability to capture realized investment gains and losses, net of tax, on the sale of fixed maturities and mortgage loans resulting from changes in the general level of interest rates, and is amortized into income over the remaining years to expected maturity of the assets sold under SAP; whereas under GAAP, no such reserve is required.

•	An asset valuation reserve (“AVR”), based upon a formula prescribed by the NAIC, is established as a liability to offset potential non-interest related investment losses, and changes in the AVR are charged or credited to surplus; whereas under GAAP, no such reserve is required.

•	Bonds and redeemable preferred stocks in good standing are generally carried at amortized cost under SAP; whereas under GAAP, bonds and redeemable preferred stocks are classified as available for sale and carried at fair value. The related change in unrealized gains and losses, net of related deferred taxes and an adjustment for deferred policy acquisition costs, is reported as a component of other comprehensive income in equity in accordance with GAAP.

•	Certain assets designated as “non-admitted” are excluded from assets by a direct charge to surplus; whereas under GAAP, such assets are carried on the balance sheet, net of appropriate valuation allowances.

•	Postretirement benefits are accrued at the time employees are vested or retire under SAP; whereas under GAAP, an obligation for such benefits is accrued over the service period for all eligible employees.

•	Subsidiaries are reported using the equity method of accounting; whereas under GAAP, all entities in which a company has control and a majority economic interest are consolidated.

•	Surplus notes are reported as surplus for statutory purposes and as debt for GAAP.

•	Certain reinsurance agreements recognized as reinsurance for statutory purposes are accounted for as financing transactions under GAAP.

3.    Summary of Significant Accounting Policies:

The preparation of financial statements in conformity with SAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. It also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

The following is a description of the Company’s principal statutory accounting policies:

a.  Premiums and Insurance Expenses

Life premiums are recognized as income over the premium paying period of the related policies. On annuities with life contingencies, considerations are recognized as revenue when received. Payments on deposit type contracts are recorded to the policy reserve. Health premiums are earned ratably over the terms of the related insurance and reinsurance contracts or policies.

Expenses incurred in connection with acquiring new insurance business, including acquisition costs such as sales commissions, are charged to operations as incurred.

b.  Investments

Bonds are stated at amortized cost, except those bonds not in good standing, which are carried at approximate fair value. Loan-backed bonds and structured securities are valued at amortized cost using the effective interest method considering anticipated prepayments at the date of purchase; significant changes in the estimated cash flows from the original purchase assumptions are accounted for using the retrospective method. Redeemable preferred stocks are carried principally at cost except for those securities in or near default, which are carried at fair value. The carrying values of these investments are adjusted for impairment deemed to be other than temporary through write-downs recorded as realized losses. Investments where impairment is deemed other than temporary are reviewed to assess whether such investments should be placed on non-accrual status.

Common stocks are carried at fair value, except investments in subsidiaries, which are generally carried on the equity basis. The carrying values of these investments are adjusted for impairment deemed to be other than temporary through write-downs recorded as realized losses.

Policy loans are carried at their unpaid principal balances.

Short-term investments are carried at amortized cost and consist of securities with original maturities of between four and twelve months.

Mortgage loans other than those in process of foreclosure are carried at their unpaid principal balances adjusted for unamortized premium or discount and valuation allowance. Mortgage loans in process of foreclosure are carried at the lower of the carrying value at the time of foreclosure or estimated fair value. Fair value is determined by using the estimated discounted cash flows expected from the underlying real estate properties. These projected cash flows are based on estimates regarding future operating expenses, lease rates, occupancy levels and investors’ targeted yields.

Real estate held for the production of income is carried at cost less accumulated depreciation. Impairments on real estate held for the production of income are taken when a property’s total expected future cash flows are lower then its carrying value and are recorded in net realized capital losses. Real estate held for sale is carried at estimated fair value. Fair value reserves are set up to record any valuation allowances on real estate held for sale.

Realized capital gains and losses on sales of investments are determined on the identified cost basis. Unrealized capital gains and losses are recorded directly to surplus. Investment income is recognized as earned. Investment income earned includes the amortization of premium and accretion of discount and excludes certain overdue due and accrued interest income. Prepayment penalties are recorded as investment income when received.

Other invested assets are primarily compromised of real estate joint venture partnerships and common stock equity partnerships. The carrying value of these assets is based on the underlying GAAP equity of the investee. Changes in value are recorded as a component of unrealized gains or losses.

c.  Interest Maintenance Reserve and Asset Valuation Reserve

Realized investment gains and losses (net of tax) from the sale of bonds and mortgage loans resulting from changes in interest rates are deferred, and credited or charged to the IMR. These amounts are amortized into net income over the years remaining to expected maturity of the assets sold.

The AVR is based upon a formula prescribed by the NAIC and functions as a reserve for potential non-interest related investment losses. In addition, realized investment gains and losses (not subject to the IMR) and unrealized gains and losses result in changes in the AVR, which are recorded directly to surplus.

d.  Investments in Unconsolidated Subsidiaries

The Company’s subsidiaries are not consolidated. The subsidiaries are carried principally on the equity method. Changes in the Company’s equity in subsidiaries are included in unrealized capital gains and losses. Dividends from subsidiaries are recognized as investment income when declared.

e.  Policy Reserves

Policy reserves for life insurance, annuities, and supplemental benefits are computed by using prescribed statutory interest rates and mortality factors.

Reserves computed by a modified commissioners’ reserve method represent approximately 82% and 81% of gross life insurance reserves at December 31, 2002 and 2001, respectively. Reserves for life insurance were principally determined by using the 1941, 1958 and 1980 Commissioners’ Standard Ordinary Mortality and the American Experience Tables and assumed interest rates ranging from 2 percent to 7 percent. Reserves for individual and group annuity mortality tables have assumed interest rates ranging from 2.5 percent to 9.5 percent.

Policy claims in process of settlement include provisions for payments to be made on reported claims and on claims incurred but not reported.

f.  Participating Policies

For the year ended 2002, premiums under individual and group insurance participating policies were $586.0 million, or 79.9% of individual and group premiums earned. The aggregate amount of divisible surplus to be distributed during the year is determined by company management with due recognition to factors including solvency of the Company, its ability to meet all contractual obligations, and the existence of the Closed Block which was established as part of MONY’s Plan of Reorganization effective November 16, 1998. The aggregate divisible surplus is then divided among policyholders in the proportion that their policies are considered to have contributed to divisible surplus. In addition, as specified in MONY’s Plan of Reorganization, dividend scales for Closed Block policies are based on changes in the specific experience for this business relative to the experience underlying the 1998 dividend scale. The change in the liability for dividends payable in the following year is charged or credited to current year operations. The Company paid dividends in the amount of $204.2 million to policyholders in 2002 and did not allocate any additional income to such policyholders.

g.  Policyholder Dividends

The aggregate amount of divisible surplus to be distributed as dividends to policyholders during the year is determined by Company’s Board of Directors with due recognition to factors including solvency of the Company, its ability to meet all contractual obligations, and the existence of the Closed Block which was established as part of MONY’s Plan of Reorganization effective November 16, 1998. The aggregate divisible surplus is then divided among policyholders in the proportion that their policies are considered to have contributed to divisible surplus. In addition, as specified in MONY’s Plan of Reorganization, dividend scales for Closed Block policies are based on changes in the specific experience for this business relative to the experience underlying the 1998 dividend scale. The change in the liability for dividends payable in the following year is charged or credited to current year operations.

h.  Non-admitted Assets

Certain assets designated as “non-admitted” assets (principally capitalized software, goodwill, and miscellaneous receivables) are excluded from the statements of admitted assets, liabilities, capital and surplus.

i.  Separate Account Assets and Liabilities

Separate account assets and liabilities represent primarily segregated funds administered and invested by the Company for the benefit of certain contractholders. Approximately 99 percent of these assets consist of securities reported at market value and 1 percent consist of fixed maturity securities carried at amortized cost. Premiums, benefits and expenses of the separate accounts are included in the Company’s statements of operations.

j.  Depreciation

Prior to January 1, 2001, the Company used the constant-yield method of depreciation for substantially all investments in real estate and real estate joint ventures acquired prior to January 1, 1991. As of January 1, 2001, the Company converted to straight-line depreciation for all investments in real estate and real estate joint ventures acquired prior to January 1, 1991 that are being held for income production. Real estate classified as held for sale is not being depreciated. Real estate assets and improvements are generally depreciated over ten to forty year periods and leasehold improvements are depreciated over the lives of the leases. Deprecation expense related to wholly owned investments in real estate was $1.9 million and $2.3 million in 2002 and 2001, respectively; accumulated depreciation was $26.8 million and $25.5 million at December 31, 2002 and 2001, respectively

k.  Electronic Data Processing Equipment and Software:

The Company amortizes electronic data processing equipment (EDP) on a straight-line basis over a three year period. The Company recorded EDP depreciation expense of $3.3 million and $4.6 million for the years ended December 31, 2002 and 2001, respectively. EDP equipment totaled $20.0 million, accumulated depreciation was $15.5 million, and the net admitted asset was $4.5 million at December 31, 2002.

The Company amortizes non-operating system software on a straight-line basis over the lesser of its expected useful life or five years. The Company recorded non-operating system software depreciation expense of $14.2 million and $14.3 million for the years ended December 31, 2002 and 2001, respectively. Non-operating system software totaled $106.6 million, accumulated depreciation was $42.0 million, and the net non-admitted asset was $64.6 million at December 31, 2001.

l.  Furniture, Fixtures and Equipment and Leasehold Improvements:

The Company amortizes furniture, fixtures and equipment (FF&E) on a straight-line basis over a seven year period. The Company recorded FF&E depreciation expense of $2.5 million and $3.6 million for the years ended December 31, 2002 and 2001.

The Company amortizes leasehold improvements on a straight-line basis over the shorter of their estimated useful life or the remaining life of the original lease. The Company recorded depreciation expense on leasehold improvements of $1.9 million and $1.5 million for the years ended December 31, 2002 and 2001.

m.  Special Surplus Funds

Special surplus funds consist primarily of amounts required by the Insurance Department of the State of New York to be assigned as surplus funds for group insurance and aviation reinsurance.

n.  Statement of Cash Flows-Non-cash Investing and Financing Activities

For the years ended December 31, 2002 and 2001, respectively, real estate of $12.0 million and $17.5 million was acquired in satisfaction of debt. In 2001, the Company transferred securities as capital contributions to MLOA (see Note 6).

4.    Fixed Maturity Securities:

Fixed Maturity Securities by Investment Type:

The amortized cost and estimated fair value (see Note 9) of fixed maturity securities which include short-term investments, bonds and redeemable preferred stocks as of December 31, 2002 and 2001 are as follows:

	Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
U.S. Treasury securities and obligations of U.S. Government agencies	$607.0	$235.7	$50.2	$13.2	$0.1	$0.2	$657.1	$248.7
Collateralized mortgage Obligations:
Government agency-backed	139.8	202.9	6.7	4.6	0.0	0.3	146.5	207.2
Non-agency backed	77.2	84.7	2.5	3.6	0.0	0.0	79.7	88.3
Other asset-backed securities
Government agency-backed	111.6	16.4	5.6	0.6	0.0	0.0	117.2	17.0
Non-agency backed	441.7	333.9	29.0	11.5	4.3	6.3	466.4	339.1
Foreign governments	42.8	31.1	6.1	3.9	1.7	0.7	47.2	34.3
Public utilities	447.9	470.6	30.3	14.6	7.3	3.7	470.9	481.5
Affiliates	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Corporate bonds	3,761.9	4,039.7	306.4	130.9	43.9	47.9	4,024.4	4,122.7

Total bonds	5,629.9	5,415.0	436.8	182.9	57.3	59.1	6,009.4	5,538.8
Redeemable preferred stock	22.0	30.6	2.7	1.2	0.0	0.1	24.7	31.7
Commercial paper	0.1	10.1	0.0	0.0	0.0	0.0	0.1	10.1

Total	$5,652.0	$5,455.7	$439.5	$184.1	$57.3	$59.2	$6,034.2	$5,580.6

Amortized cost represents the principal amount of fixed maturity securities adjusted by unamortized premium or discount and reduced by cumulative writedowns of $81.7 million and $39.1 million for bonds at December 31, 2002 and 2001, respectively, as required by the NAIC for securities which are in or near default. There were cumulative writedowns for redeemable preferred stocks of $5.3 million and $3.8 million at December 31, 2002 and 2001, respectively.

At December 31, 2002, 64.4% of the Company’s Collateralized Mortgage Obligation (CMO) portfolio was held in U.S. government and government agency-backed securities. The remainder of the CMO portfolio consisted of NAIC category 1-investment grade securities.

Maturities of Fixed Maturity Securities & Preferred Stocks:

The amortized cost of fixed maturity securities and estimated fair value by maturity as of December 31, 2002 are summarized as follows (in millions):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$21.0	$23.6
Due after one year through five years	1,512.1	1,588.5
Due after five years through ten years	2,065.1	2,253.8
Due after ten years	2,053.8	2,168.3

	$5,652.0	$6,034.2

Fixed maturity securities that have periodic payments before final maturity have been included in the preceding table in the year of final maturity date. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales of investments in bonds and redeemable preferred stocks during 2002 and 2001 were $377.9 million and $483.5 million, respectively. Gross gains of $28.7 million in 2002 and $16.6 million in 2001 and gross losses of $5.5 million in 2002 and $9.7 million in 2001 were realized on these sales.

As of December 31, 2002 and 2001 the carrying value of non-income producing bonds and redeemable preferred stock was $6.9 and $2.6 million, respectively.

5.    Common Stocks:

Common stocks include marketable equity securities carried at market values of $34.8 million and $36.7 million at December 31, 2002 and 2001, respectively, and non-marketable equity investments carried at estimated fair value of $0.6 million and $1.2 million at December 31, 2002 and 2001, respectively. The cost of the marketable equity securities was $32.9 million and $34.7 million at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, gross unrealized gains were $3.9 million and $6.9 million, respectively, and gross unrealized losses were $1.6 million and $4.2 million, respectively, for equity securities.

Proceeds from sales of investments in common stocks during 2002 and 2001 were $14.0 million and $33.7 million, respectively. Gross gains of $2.3 million in 2002 and $1.5 million in 2001 and gross losses of $2.6 million in 2002 and $3.0 million in 2001 were realized on these sales.

6.    Information Concerning Parent, Subsidiaries and Affiliates:

The Company paid dividends of $90.0 million in 2002 and $115.0 million in 2001 to MONY Holdings and MONY Group, respectively.

The Company received a capital contribution from MONY Holdings of $125.0 million in 2002.

The Company issued two surplus notes to MONY Group on March 8, 2000 for $115.0 million and $100.0 million and received a capital contribution from MONY Group of $65.0 million (see Note 17).

At December 31, 2002 and 2001, the Company’s investments in subsidiaries, all of which are wholly owned, consisted of the following (in millions):

	2002	2001
MONY Life Insurance Company of America	$246.1	$189.4
Enterprise Capital Management, Inc.	53.3	58.3
MONY Assets Corporation	44.4	41.2
Sagamore Financial Corp.	24.5	23.4
MONY Realty Partners	23.2	20.6
MONY International Holdings, Inc.	23.0	0.3
Other subsidiaries	18.7	15.1

Total	$433.2	$348.3

At December 31, 2002, MLOA had assets of $4,993.6 million; including bonds ($1,432.1 million), mortgage loans ($357.9 million) and separate account assets ($2,911.3 million); and liabilities of $4,747.5 million, primarily life insurance and annuity reserves ($1,827.9 million) and separate account liabilities ($2,911.3 million). Capital and surplus of MLOA was $246.1 million as of December 31, 2002. In 2002 and 2001, total revenues of MLOA were $1,154.4 million and $1,075.4 million, benefits and expenses were $1,297.6 million and $1,172.3 million and net income (loss), including realized capital gains (losses), was $(91.9) million and $(64.9) million, respectively.

The Company made aggregate capital contributions of $150.0 million and $100.0 million to MLOA during the years ended December 31, 2002 and 2001, respectively. These capital contributions consisted of $150 million in cash in 2002, and $94.1 million in bonds and $5.9 million in cash during 2001. The statement value of the bonds transferred during 2001 was $94.7 and the fair market value was $94.1 (including accrued interest). The Company recorded the transaction at fair market value and recorded a realized capital loss of $0.6 million, representing the difference between fair market value and statement value.

In 2002, the Company made aggregate capital contributions of $17.5 million to MONY International Holdings, the parent holding company of MLICA, $5.0 million to Sagamore Financial Corporation, the parent holding company of USFL, $4.1 million to MONY Venture Partners, and $1.0 million to MSC. In 2001, the Company made aggregate capital contributions of $11.8 million to MONY Realty Partners Inc., $7.3 million to Sagamore Financial Corporation, $4.8 million to MSC, $4.0 million to MONY International Holdings, and $3.8 million to MONY Venture Partners. The Company also received aggregate capital distributions from MONY Assets Corporation of $9.0 million in 2001.

On August 30, 2002, the Company sold 11 commercial loans with a statement value of $146.8 million to MLOA. The sale was recorded at fair value for $148.6 million and included $1.8 million in deferred gains, representing the difference between fair market value and statement value.

In 1997 the New York City Industrial Development Agency (“the NY IDA”) issued bonds for the benefit of the Company in the total amount of $16.0 million related to the Company’s consolidation of site locations to New York

City. Debt service under the bonds is funded by lease payments by the Company to the NY IDA bond trustee for the benefit of the bondholder, MLOA (See Note 21). The carrying value of these bonds was $1.3 million and $1.4 million at December 31, 2002 and 2001 respectively.

The Company has service agreements with certain subsidiaries to provide personnel services, facilities, supplies and equipment as shall reasonably be necessary to conduct business. These agreements provide for reimbursement of actual costs and are subject to cancellation upon written notice by either party. Income related to these agreements were $194.3 million and $165.3 million in 2002 and 2001 respectively. In addition, the Company recorded an intercompany receivable of $23.5 million and $62.2 million at December 31, 2002 and 2001, respectively, related to these agreements.

The Company has an investment advisory agreement with MONY America with respect to the investment and management of MONY America’s assets. The agreement provides that services are provided on a cost reimbursement basis and may be terminated by either party upon written notice. Income related to this agreement was $0.7 million and $0.8 in 2002 and 2001, respectively. In addition, the Company carried an intercompany receivable related to this agreement of $0.1 million and $0.3 million at December 31, 2002 and 2001, respectively.

The Company also has investment advisory agreements with four subsidiaries of MONY Group with respect to the investment and management of its invested assets. These agreements, effective in 2002, provide for scheduled fees or actual cost reimbursements. Expenses related to these agreements were $16.0 million in 2002. In addition, the Company carried an intercompany payable of $2.5 million at December 31, 2002 related to these agreements.

7.    Mortgage Loans and Real Estate:

The Company invests in mortgage loans collateralized by commercial and agricultural real estate. Such mortgage loans consist primarily of first mortgage liens on completed income-producing properties. As of December 31, 2002, $246.6 million of mortgage loans have terms that require amortization, and $1,312.3 million of mortgage loans require partial amortization or are non-amortizing. Mortgage loans delinquent over 90 days or in process of foreclosure were $7.0 million at December 31, 2002 and $25.6 million at December 31, 2001. Properties acquired through foreclosure during the year amounted to $12.0 million and $17.5 million in 2002 and 2001, respectively.

The Company has performing restructured mortgage loans of $27.4 million as of December 31, 2002 and $59.8 million as of December 31, 2001. The new terms typically defer a portion of contract interest payments to future periods. Interest is recognized in income based on the modified rate of the loan. Deferred interest, which is the difference between the original contractual rate and the modified rate, is excluded from income. Gross interest income on restructured loans that would have been recorded in accordance with the loans’ original terms was approximately $3.8 million in 2002 and $6.5 million in 2001. Gross interest income recognized in net income for the period from these loans was approximately $1.3 million in 2002 and $3.8 million in 2001. There are no commitments to lend additional funds to any debtor involved in a restructuring.

At December 31, 2002 and 2001, the carrying values of mortgage loans which were non-income producing for the twelve months preceding such dates were $13.8 million and $21.1 million, respectively.

At December 31, 2002 and 2001, the carrying value of real estate which was non-income producing for the twelve months preceding such dates was $7.5 million and $10.2 million, respectively.

The minimum and maximum lending rates for mortgage loans during 2002 were 4.19% and 10.0% for urban commercial loans, 6.25% and 7.65% for agricultural mortgage loans, and 9.0% and 10.0% for mezzanine loans.

During 2002, the Company reduced interest rates on outstanding agricultural mortgage loans as follows: 2% to 3%, 4 loans, $0.8 million: less than 1%, 1 loan, $0.7 million.

The maximum percentage of any one loan to the value of security at the time of the loan, exclusive of insured or guaranteed or purchase money mortgages, was 80.19%.

At December 31, 2002 and 2001 the Company held mortgages with interest more than 180 days past due, excluding accrued interest of $5.8 million and $7.5 million, respectively. Total interest due on mortgages with interest more than 180 past due was $0.4 million and $0.6 million at December 31, 2002 and 2001, respectively.

The Company held $0.7 million in impaired mortgage loans that carried a related allowance for credit losses of $0.0 million at December 31, 2002. The Company held $138.6 million in impaired mortgage loans which did not carry an allowance for credit losses at December 31, 2002.

The average investment in impaired mortgage loans was $3.0 million at December 31, 2002, and interest income recognized on impaired mortgage loans during the year ended December 31, 2002 was $11.0 million. On a cash basis method of accounting, $10.3 million in investment income was recognized on impaired mortgage loans during the year ended December 31, 2002.

At December 31, 2002 and 2001 the Company held investments in restructured mortgage loans of $29.4 million and $59.8 million, respectively. The Company recorded realized losses of $6.0 million related to these loans during 2002. The Company accrues interest income on impaired loans to the extent it is deemed collectible (delinquent less than 90 days) and the loan continues to perform under its original or restructured contractual terms. Interest income on non-performing loans is generally recognized on a cash basis.

The following presents the change in the allowance for credit losses on restructured mortgage loans for the year ended December 31, 2002 (in millions):

Balance at beginning of year	$11.3
Additions charged to operations	4.2
Recoveries of amounts previously charged off	(0.5)
Direct write-downs charged against allowances	(15.0)

Balance at end of period	$0.0

8.    Investment Income, Realized and Unrealized Capital Gains (Losses):

Net investment income for the years ended December 31, 2002 and 2001 was derived from the following sources:

	2002	2001
	(in millions)
Net Investment Income
Bonds and redeemable preferred stock	$398.0	$415.9
Mortgage loans	132.6	139.4
Policy loans	78.4	82.2
Common stock and limited partnerships	18.5	27.1
Other (including cash & short-term investments)	12.5	18.9
Real estate	6.1	4.4

Total investment income	646.1	687.9
Investment expenses	31.9	43.8
Interest expense	19.5	19.8

Net investment income	$594.7	$624.3

Due and accrued income was excluded from surplus for all investment income due and accrued with amounts that are 90 days past due with the exception of mortgage loans in default. Investment income due and accrued that was excluded from surplus as a non-admitted asset was $7.8 million at December 31, 2002.

Net realized capital gains (losses) on investments for the years ended December 31, 2002 and 2001 are summarized as follows (in millions):

	2002	2001
Realized Capital Gains (Losses)
Common stock	$(5.6)	$(1.5)
Real estate	(8.2)	(2.3)
Bonds and redeemable preferred stock	(56.3)	(19.4)
Other invested assets (real estate partnerships)	(46.2)	(25.8)
Mortgage loans	(16.7)	(2.0)

Pre-tax, pre-IMR capital losses	(133.0)	(51.0)
Taxes	3.0	(13.5)
Transferred to IMR, net of taxes	(11.5)	(4.5)

Net realized capital losses	$(141.5)	$(69.0)

During 2002 and 2001, realized capital gains/(losses) resulting from changes in interest rates on bonds, redeemable preferred stocks, and mortgage loans of $11.5 million (net of $6.2 million tax) and $4.5 million (net of $2.4 million tax), respectively, were transferred to the Company’s IMR for future amortization into net income. Included in realized capital gains/(losses) with other invested assets are other than temporary charges related to the Company’s venture capital interests of $26.4 million.

The Company had net unrealized losses of $133.8 million and $196.6 million for the years 2002 and 2001, respectively. The change in gains and losses for the years ended December 31 are detailed by asset type in the table below (in millions):

	2002	2001
Change in Unrealized Capital Gains (Losses)
Bonds and redeemable preferred stock	$(7.8)	$0.0
Common stock	(93.1)	(101.4)
Mortgage loans	14.8	7.2
Other investments	(49.2)	(102.4)

Total change in unrealized capital gains (losses)	$(135.3)	$(196.6)

9.    Estimated Fair Value of Financial Instruments:

The estimated fair values of mortgage loans, unaffiliated equity securities, cash, short-term investments, separate account assets and liabilities and investment-type contracts approximate their carrying amounts. The carrying values of bonds and redeemable preferred stocks were $5,652.0 million and $5,445.6 million at December 31, 2002 and 2001, respectively. The estimated fair values of bonds and redeemable preferred stocks were $6,034.2 million and $5,570.5 million at December 31, 2002 and 2001, respectively.

The calculations of estimated fair values involve considerable judgment. Accordingly, these estimates of fair value are not necessarily indicative of the values that could be negotiated in an actual sale.

The methods and assumptions utilized in estimating these fair values of financial instruments are summarized as follows:

Bonds and redeemable preferred stocks (See Note 4)

The estimated fair values of bonds and redeemable preferred stocks are based upon quoted market prices, where available. The fair values of bonds and redeemable preferred stocks not actively traded and other non-publicly traded securities are estimated using values obtained from independent pricing services or, in the case of private placements, by discounting expected future cash flows using a current market interest rate commensurate with the credit quality and term of the investments.

Mortgage loans

The fair values of mortgage loans are estimated by discounting expected future cash flows, using current interest rates for similar loans to borrowers with similar credit risk. Loans with similar characteristics are aggregated for purposes of the calculations. The fair value of mortgage loans in process of foreclosure is the estimated fair value of the underlying collateral. The fair value of mortgage loans was $1,670.5 million and $1,742.3 million at December 31, 2002 and 2001, respectively.

Equity Securities

Unaffiliated equity securities primarily consist of investments in common stocks and limited partnership interests. The fair value of the Company’s investments in common stocks are determined based on quoted market prices, where available. The fair value of the Company’s investments in limited partnership interests are based on amounts reported by such partnerships to the Company.

Policy loans

Policy loans are an integral component of insurance contracts and have no maturity dates. The fair value of policy loans approximates carrying value.

Separate account assets and liabilities

The estimated fair value of assets held in separate accounts is based principally on quoted market prices. The fair value of liabilities related to separate accounts is the amount payable on demand, which estimates quoted market prices, net of surrender charges.

Investment-type contracts

The fair values of investment type contracts are based on estimates of the value of payments available upon full surrender. Investment type contracts include certain general account annuity contracts reported as liabilities as life insurance and annuity reserves on the Statement of Liabilities, and deposits left with the company also reported on the Statement of Liabilities. The carrying value and fair value fair value of investment-type contract annuities at December 31, 2002 and 2001 was $199.8 million and $145.8 million, and $194.4 million and $143.1 million, respectively. The carrying value and fair value fair value of deposits left with the company at December 31, 2002 and 2001 was $491.0 million and $488.3 million, and $496.8 million and $494.8 million, respectively.

10.    Securities Lending:

The Company has an agreement with a bank to lend securities to approved borrowers. At December 31, 2002 and 2001, securities loaned by the Company under this agreement had a fair value of $164.9 million and $83.1 million, respectively. The minimum collateral at the time securities are loaned is 102 percent of the market value of loaned securities. Such securities are marked to market on a daily basis. In the event that the value of collateral ever drops to 100% of the market value of the security on loan, such collateral is adjusted back to 102% of the market value of the security on loan.

11.    Concentration of Credit Risk:

At December 31, 2002 and 2001, the Company had no single investment or series of investments with a single issuer (excluding U.S. Government and Government Agency securities) exceeding 1.6% and 2.1% respectively of total cash and invested assets.

The bond portfolio is diversified by industry type. The industries that comprise 10 percent or more of the carrying value of the bond portfolio at December 31, 2002 are: Consumer Goods and Services of $1,035.6 million (16.2%), Public Utilities of $605.6 million (10.8%), and Other Manufacturing of $572.0 million (10.2%).

At December 31, 2001, the industries comprising 10 percent or more of the bond portfolio carrying value were: Consumer Goods and Services of $875.1 million (16.2%), Public Utilities of $608.9 million (11.2%), Non-Government Assets/Mortgage backed of $603.2 million (11.1%), and Other Manufacturing of $546.9 million (10.1%).

Below investment grade bonds are defined as those securities rated in categories 3 through 6 by the NAIC, which are approximately equivalent to bonds rated below BBB by rating agencies. These bonds consist mostly of privately issued bonds, which are monitored by the Company through extensive internal analysis of the financial condition of the borrowers, and which generally include protective debt covenants. The Company held below investment grade bonds of $658.9 million and $436.1 million at December 31, 2002 and 2001, respectively. Of these bonds, $434.1 million and $328.8 million, respectively, were in category 3, which is considered to be medium quality by the NAIC.

The Company has significant investments in commercial and agricultural mortgage loans and real estate (including joint ventures and partnerships). The locations of property collateralizing mortgage loans and real estate investment carrying values at December 31, 2002 and 2001 are as follows:

	2002		2001
Geographic Region	$	%	$	%
	(in millions)
Southeast	408.9	23.0	419.2	21.1
Mountain	355.6	20.1	410.8	20.7
Midwest	331.4	18.7	331.3	16.7
West	276.0	15.6	349.1	17.6
Southwest	211.3	11.9	196.0	9.9
Northeast	190.3	10.7	278.3	14.0

Total	1,773.5	100.0	1,984.7	100.0

The states with the largest concentrations of mortgage loans and real estate investments at December 31, 2002 are: Arizona, $199.7 million (11.3%); California, $199.2 million (11.2%); Texas, $178.8 million (10.1%); Georgia, $127.7 million (7.2%); District of Columbia, $117.0 million (6.6%); and New York, $100.2 million (5.7%).

Approximately 43.4% of the Company’s real estate and mortgage portfolios are invested in office building properties. As of December 31, 2002 and 2001, the real estate and mortgage loan portfolio was diversified as follows:

	2002		2001
Type	$	%	$	%
	(in millions)
Office	769.2	43.4	879.6	44.3
Hotel	249.0	14.0	275.0	13.9
Agricultural	222.0	12.5	231.8	11.7
Apartments	152.7	8.6	171.8	8.7
Industrial	150.9	8.5	147.0	7.4
Retail	135.7	7.7	139.7	7.0
Other	94.0	5.3	139.8	7.0

Total	1,773.5	100.0	1,984.7	100.0

12.    Derivative Instruments:

Market risk

The Company is exposed to market risk in the event that: (i) the market price of a given derivative financial instrument varies significantly from what is expected or from its theoretical value, or (ii) that there is no secondary market for a particular derivative instrument. The Company plans to hold most derivatives to their expiration. Accordingly, illiquid markets do not expose the Company to significant risk.

The Company is exposed to credit risk in the event of nonperformance by either the exchange (for exchange traded derivatives) or the counterparty (for over the counter traded derivatives (OTC)). The credit exposure of derivative financial instruments is represented by the fair value (market value) of contracts with a positive fair value (market value) at the reporting date. For exchange traded contracts the Company minimizes risk by limiting trading to the Chicago Board of Trade, the Chicago Mercantile Exchange and the Chicago Board Options Exchange. Each of these exchanges has a long record of meeting their obligations. For OTC derivatives the Company only accepts counterparties rated Aa3 or better by Moody’s or AA- or better by S&P at the time the transaction is initiated. Given the quality of the exchanges and counterparties, as well as internal limits with respect to exposures to derivative instruments the Company has little exposure to credit related losses in the event of nonperformance by counter-parties to such financial instruments.

Objectives

In the ordinary course of its business, the Company’s policy is to match the terms of its assets with the terms of its liabilities. In achieving this objective the Company seeks access to the broadest universe of investment alternatives to diversify and better correlate its risk. Derivative financial instruments provide the Company the ability to participate in markets that would not otherwise be desirable based on the nature of its business. For instance, currency swaps allow the Company to participate in foreign denominated securities although the Company’s assets and liabilities are almost entirely denominated in the U.S. dollar. In addition, interest rate swaps allow the Company to participate in floating rate securities although the Company’s assets and liabilities are almost entirely in the form of fixed rate obligations.

The Company’s use of derivatives is regulated by New York Insurance Regulation. Pursuant to such regulation the Company may only utilize derivatives for certain applications as specified in its Derivatives Use Plan filed with the New York Insurance Department. In accordance with this plan the Company may utilize the following derivatives from time to time for the purposes discussed below:

Interest rate swaps:

Interest rates swaps may be used by the Company from time to time to create synthetic fixed rate assets with a more appropriately desired duration for matching the Company’s liabilities. Interest rate swaps may also be used from time to time to hedge away interest rate risk on certain assets held for sale. In addition, as discussed above, interest rate swaps permit the Company to participate in the floating rate debt market and therefore expand its universe of investment alternatives, whereas it would otherwise only participate in such markets on a more limited basis.

Currency Swaps:

Currency swaps may be used by the Company from time to time to allow the Company to participate in the market for debt instruments denominated in foreign currencies without the risk of currency fluctuation.

Put Options:

Put options may be used from time to time by the Company to mitigate its downside risk from holdings of equity securities.

Covered Call Options:

Covered call options may be utilized from time to time to generate current income on the Company’s equity portfolios with the ultimate goal of enhancing the portfolios’ overall returns. By writing call options the Company only limits its potential gain from investing in equities.

Interest Rate Floors:

Interest rate floors are used from time to time to mitigate risk associated with provisions in the Company’s annuity and life products guaranteeing minimum interest crediting rates.

At December 31, 2002 the Company had no positions in derivative financial instruments, except for a $100 million notional amount interest rate swap contract. The interest swap is designated as a hedge of floating rate notes and is accounted for in accordance with SSAP No. 31.

13.    Reserves:

For Life and Deposit-Type Contracts the Company’s reserve practices include the following:

(1)	The Company waives deduction of deferred fractional premiums upon death of insured and returns any portion of the final premium beyond the date of death. Surrender values promised in excess of the legally computed reserves totaled $43.9 million at December 31, 2002.

(2)	Substandard policies are valued from basic actuarial principals using the policy’s substandard rating.

(3)	As of December 31, 2002, the Company had $2,374.5 million of insurance in force for which the gross premiums are less than the net premiums according to the standard valuation of the State of New York. Reserves to cover the above insurance totaled $16.6 million at December 31, 2002.

(4)	Tabular Interest, Tabular less actual reserve released, and Tabular Cost have been determined by formulas as described in the Annual Statement instructions.

(5)	The tabular interest on funds not involving life contingencies is generally the interest credited or paid on such funds.

(6)	The details for “Other Increases” (net) under Analysis of Increases in Reserve during the year, include the following (in millions):

12/31/2002
Received for reserves from reinsurance company	$(0.7)
Change in deficiency reserves	1.1
Transfer from Ind. Annuity to Supplementary Contracts not involving Life Contingencies	(4.5)
Change in strain	3.3
Transfer Supplementary Contracts with Life Contingencies to Supplementary Contracts without Life Contingencies	2.5
Other	(0.1)

Total	$1.6

The withdrawal characteristics of the Company’s annuity actuarial reserves and deposit-type contract funds and other liabilities without life or disability contingencies as of December 31, 2002 were as follows:

(in millions)
Not subject to discretionary withdrawal provision	$975.5
Subject to discretionary withdrawal — with adjustment:
• with market value adjustment	112.4
• at book value less surrender charges 5 percent or more	58.4
• at market value	537.8
Subtotal	708.6
Subject to discretionary withdrawal — without adjustment:
• at book value (minimal or no charge or adjustment)	685.5
Total annuity actuarial reserves and deposit — type contract funds (gross)	2,369.6
Less: Reinsurance	68.0
Total annuity actuarial reserves and deposit-type contract funds (net)	$2,301.6

The amounts shown above are included in the Company’s statement of admitted assets, liabilities, capital and surplus as life insurance and annuity reserves ($1.1 billion) and separate account liabilities ($1.2 billion).

14.    Reinsurance:

Life insurance business is mainly ceded on a yearly renewable term basis under various reinsurance contracts, except for the level term product which utilizes a coinsurance agreement. The Company’s general practice is to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for last survivor products.

The total amount of reinsured life insurance in force on this basis was $5.0 billion and $4.7 billion at December 31, 2002 and 2001, respectively. Premiums ceded under these contracts were $30.2 million and $28.6 million; benefit payments recovered were approximately $21.4 million and $20.6 million; policy reserve credits recorded were $27.7 million and $23.8 million; and recoverable amounts on paid and unpaid losses were $5.4 million and $6.9 million at December 31, 2002 and 2001, respectively.

The Company has coinsured a portion of its extended term insurance, guaranteed interest contract and long-term disability claim liabilities. The total ceded reserves and claims liabilities under these agreements were $25.0 million and $26.5 million at December 31, 2002 and 2001, respectively.

During 1994, the Company entered into an agreement to reinsure approximately 50 percent of its block of paid-up life insurance policies. The Company transferred assets equal to the total liabilities ceded into a segregated portfolio within its general account to secure benefit payments from the reinsurer and established a funds held liability to the reinsurer for a corresponding amount. Reserves ceded under this agreement were $62.6 million and $67.5 million at December 31, 2002 and 2001, respectively.

As of December 31, 1997, the Company reinsured 100 percent of its net retained individual disability (“DI”) business. Total ceded reserves, claim and dividend liabilities under these agreements were $384.8 million and $389.5 at December 31, 2002 and 2001 respectively.

The Company is contingently liable with respect to ceded reinsurance should any reinsurer be unable to meet its obligations under these agreements. To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

15.    Capital and Surplus and Shareholders’ Dividend Restrictions:

The Company has 2,500,000 shares of common stock authorized, 2,500,000 shares issued, and 2,500,000 outstanding. All outstanding shares are held by MONY Holdings.

The Company does not hold any stock for the conversion of preferred stock, employee stock options, stock purchase warrants or any other such purpose. However, the ultimate Parent Company sponsors two stock option plans and a restricted stock plan for certain officers, employees, directors and qualifying agents of the Company and its subsidiaries. Pursuant to the 1998 Stock Incentive Plan, the ultimate Parent Company is restricted from issuing options for its common stock in excess of 2,361,908 shares through November 18, 2003. As of December 31,2002, 1,893,033 options were outstanding for potential conversion to shares of the ultimate Parent Company’s common stock under the 1998 Stock Incentive Plan. Pursuant to the 2002 Stock Option Plan, the ultimate Parent Company is restricted from issuing options for its common stock in excess of 5,000,000 shares. No stock option granted under the 2002 Stock Option Plan, even if vested, may be exercised, transferred or otherwise disposed of by the optionee prior to December 24, 2003. As of December 31, 2002, 1,492,350 options were outstanding for potential conversion to shares of the Ultimate Parent Company’s common stock under the 2002 Stock Option Plan. All options issued under the plans are subject to certain vesting requirements and certain other forfeiture provisions. Pursuant to the restricted stock plan the Parent Company is restricted from issuing in excess of 1,000,000 shares of its common stock. As of December 31, 2002, 95,721 restricted shares were outstanding for potential conversion to shares of the Parent Company common stock. All shares issued under the plan are subject to certain vesting and performance requirements, as well as to certain other forfeiture provisions.

The payment of dividends by MONY Life to MONY Group is regulated under state insurance law. Under the New York Insurance Law, MONY Life may distribute a dividend to its shareholder where the aggregate amount of such dividend in any calendar year does not exceed the lesser of: (a) ten percent of its surplus to policyholders as of the immediately preceding calendar year, or (b) its net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on these criteria the maximum allowable distribution for calendar year 2003 is $90.6 million. The law also states that if MONY Life does not satisfy the criteria mentioned above, it can only distribute dividends to its shareholders upon giving notice of its intentions to the superintendent no less than thirty days in advance of such declaration. The superintendent may disapprove such distribution by giving written notice to MONY Life within thirty days after such filing that the superintendent finds that the financial condition of MONY Life does not warrant such distribution. In addition, Arizona and Ohio insurance laws contain restrictions on the abilities of MLOA and USFL respectively to pay dividends to MONY Life. In 2002 and 2001, MONY Life paid dividends of $90.0 million in 2002 and $115.0 million in 2001 to MONY Holdings and MONY Group, respectively.

The portion of unassigned funds (surplus) represented or reduced for certain items at December 31, 2002 is as follows (in millions):

Unrealized gains and losses:	$(306.2)
Non-admitted asset values:	$(176.8)
Separate account business	$3.0
Asset valuation reserves:	$(177.9)
Reinsurance in unauthorized companies:	$(1.1)

16.    Group Pension Business:

On December 31, 1993, the Company entered into an agreement with AEGON USA, Inc. (“AEGON USA”) under which the Company agreed to sell substantially all of its group pension business, including its full service group pension contracts, consisting primarily of tax-deferred annuity, 401(k) and managed funds lines of business, to AEGON USA’s wholly-owned subsidiary, AUSA Life Insurance Company, Inc. (“AUSA Life”). The sale (the “Group Pension Transaction”) was accomplished through a transfer of $6.3 billion in group pension assets and liabilities, including $2.7 billion of general account assets and $3.6 billion of separate account assets. AUSA Life also acquired the corporate infrastructure supporting the group pension business, including personnel, data processing systems, facilities and regional offices. In connection with the transaction, the Company and AEGON USA have entered into certain service agreements. These agreements, among other things, provide the Company will continue to manage the transferred assets, and AUSA Life will continue to provide certain administrative services to the Company’s remaining group pension contracts not included in the transfer.

Effective with the agreement, AUSA Life reinsured, on an indemnity reinsurance basis, the contract liabilities funded by such general account assets. AUSA Life agreed to reinsure such general account and separate account liabilities on an assumption reinsurance basis upon the consent of general account contractholders to assumption of their contracts and AUSA Life receiving the appropriate state license to conduct separate accounts business. Substantially all of the contractholders elected assumption reinsurance.

In connection with the Group Pension Transaction, on December 31, 1993, the Company made a $200 million capital investment in AEGON USA by purchasing $150 million of Series A and $50 million of Series B notes. The Series A notes pay interest at 6.44% and the Series B notes pay interest at 6.24% per annum. The Series A notes mature on April 7, 2003 and the Series B notes matured on December 31, 2002.

In addition to interest payments on the notes, the Company has the right to receive certain payments based on the profits of the transferred business in force on the transaction date, a future payment tied to the determination of the value of the transferred business at the maturity date of the notes, and a potential payment based on new business growth. Net operating losses, if any, on the transferred business for any year will be carried forward to reduce profit payments in subsequent years. Any deficit remaining at the end of the nine year term and any adjustment related to the final value of the transferred business may only be applied to reduce the principal amount of any outstanding Series A notes. During 2002, the Company earned $19.1 million based upon the profits of the transferred group pension business and $71.9 from the final value of the transferred business. The Company recorded these amounts as an expense allowances on ceded reinsurance in the Summary of Operations.

17.    Surplus Notes:

On March 8, 2000, MONY Life repurchased all of its outstanding $115.0 million face amount 9.5% coupon surplus notes, which were issued in 1997, and approximately $116.5 million face amount of its $125.0 million face amount 11.25% coupon surplus notes, which were issued in 1994 (the “9.5% Notes” and the “11.25% Notes”, respectively). In the third quarter of 2000, MONY Life repurchased another $6.5 million face amount of the 11.25% Notes and, in 2001, MONY Life repurchased another $0.1 million face amount of the 11.25% Notes, leaving $1.9 million face amount ($1.1 million carrying value) of the 11.25% Notes outstanding at December 31, 2002.

To finance the repurchase of the 9.5% Notes and the 11.25% Notes, MONY Life issued two surplus notes to MONY Group (the “Inter-company Surplus Notes”) to replace the 9.5% Notes and the 11.25% Notes and received a capital contribution from MONY Group of $65.0 million. The terms of the Inter-company Surplus Notes are identical to the 9.5% Notes and the 11.25% Notes, except the Inter-company Surplus Notes were priced to yield a current market rate of interest of approximately 8.35% and the Inter-company Surplus Note issued to replace the 11.25% Notes was issued at a face amount of $100.0 million. As a result of the repurchase, MONY Life recorded a pre-tax loss of approximately $109.9 million ($80.7 million after tax) in 2000, which was recorded as a direct charge to surplus.

The $115.0 million face amount and $100.0 million face amount Inter-company Surplus Notes mature on December 31, 2012 and August 15, 2024, respectively, and both pay interest to MONY Group at 8.65% semiannually on March 8 and September 8. Each accrual and payment of interest on the Inter-company Surplus Notes may be made only with the prior approval of the New York State Superintendent of Insurance. Interest expense incurred on surplus notes was $18.8 million in both 2002 and 2001.

18.    Federal Income Taxes:

The Company files a consolidated federal income tax return with MONY Group and its other subsidiaries, and the Company’s life and non-life subsidiaries with the exception of Sagamore Financial Corporation and Subsidiaries, which file a separate tax return. The method of allocation between the companies is subject to a written agreement, approved by the Board of Directors.

Allocation of federal income taxes is based upon separate return calculations with current credit for losses and other federal income tax credits provided to the life insurance members of the affiliated group. Intercompany tax balances are settled annually in the fourth quarter of the year in which the return is filed.

The components of the net deferred tax asset/(liability) at December 31, 2002 are as follows. The Company did not record deferred income taxes prior to December 31, 2002 (see Note 2 above).

December 31, 2002
(in millions)
Total of all deferred tax assets (admitted and nonadmitted)	$358.4
Total of all deferred tax liabilities	$(114.7)
Total deferred tax assets nonadmitted	$153.5
Total of all deferred tax assets	$90.2

Federal income tax (benefit)/expense for the years ended December 31, 2002 and 2001 is summarized as follows (in millions):

	2002	2001
Current year tax expense	$27.3	$16.7
Tax credits	0.0	(2.3)
Prior year overaccrual	(11.6)	(4.0)

Current income taxes incurred(1)	$15.7	$10.4

(1)	Includes $(3.0) million and $13.5 million in 2002 and 2001, respectively for federal income tax on capital gains.

The main components of the 2002 deferred tax amounts are as follows (in millions):

Deferred tax assets:	Statutory	Tax	Difference	Tax Effect
Life and health reserves	$7,529.9	$7,398.6	$131.3	$45.9
Deferred acquisition costs	0.0	(210.9)	210.9	73.8
Preferred stocks	(22.0)	(29.1)	7.1	2.5
Common stocks	(459.3)	(640.7)	181.4	63.5
Mortgage loans on real estate	(1,558.9)	(1,588.5)	29.6	10.4
Investment income due and accrued	(164.2)	(204.5)	40.3	14.1
Depreciation	(101.9)	(125.8)	23.9	8.4
Policyholder dividends	194.2	0.0	194.2	68.0
Deferred compensation	49.3	(104.5)	153.8	53.8
Litigation reserve	38.5	25.6	12.9	4.5
Corporate reserve	1.0	(3.5)	4.5	1.6
Other assets	(38.5)	(72.7)	34.2	11.9

Deferred tax assets	$5,468.1	$4,444.0	$1,024.1	$358.4

Deferred tax assets nonadmitted				(153.5)
Admitted deferred tax assets				$204.9

Deferred tax liabilities:	Statutory	Tax	Difference	Tax Effect
Bonds	$(5,629.9)	$(5,627.7)	$(2.2)	$(0.7)
Investment real estate	(93.3)	(65.5)	(27.8)	(9.7)
Other investment partnerships	(300.4)	(152.8)	(147.6)	(51.7)
Guaranty association fund	(3.0)	0.0	(3.0)	(1.0)
Destrengthening reserve	0.0	23.6	(23.6)	(8.3)
Due and deferred premium	(125.8)	(2.2)	(123.6)	(43.3)

Total deferred tax liabilities	$(6,152.4)	$(5,824.6)	$(327.8)	$(114.7)

Net admitted deferred tax asset				$90.2

Pre-tax operating gains and pre-tax operating losses, as reported in the accompanying statements of operations, differ from the taxable income reported for tax purposes. Among the more significant book to tax adjustments at December 31, 2002 and 2001 were the following (in millions):

	2002	Tax Effect	2001	Tax Effect
Statutory income before taxes	$173.4	$60.7	$101.8	$35.6
Policyholders dividend accrual	(1.0)	(0.3)	(23.4)	(8.2)
Statutory over tax life and health reserves	(5.9)	(2.1)	(34.0)	(11.9)
Destrengthening reserve	5.9	2.1	6.6	2.3
Net deferred acquisition cost	(8.5)	(3.0)	(9.6)	(3.4)
Capital gain excluding foreclosures	(8.5)	(3.0)	33.1	11.6
Corporate reserves	(43.0)	(15.0)	13.5	4.7
Change in cash value of corporate owned life insurance	10.6	3.7	3.6	1.3
Other	(45.1)	(15.8)	(43.8)	(15.3)

Statutory taxable income	$77.9	$27.3	$47.8	$16.7

The Company did not have any operating loss carry forwards at December 31, 2002.

Income taxes incurred in the current and prior years that will be available for recoupment in the event of future net losses are $27.3 million, $3.1 million, and $75.6 million for each of the years ended December 31, 2002, 2001, and 2000, respectively.

The Company’s federal income tax returns for years through 1993 have been examined by the Internal Revenue Service (IRS). No material adjustments were proposed by the IRS as a result of these examinations. In the opinion of management, adequate provision has been made for any additional taxes which may become due with respect to open years.

19.    Pension Plans and Other Postretirement Benefits:

The Company has a qualified pension plan covering substantially all of its salaried employees. The provisions of the plan provide both (a) defined benefit accruals based on (i) years of service, (ii) the employee’s final average annual compensation and (iii) wage bases or benefits under Social Security and (b) defined contribution accruals based on a Company matching contribution equal to 100% of the employee’s elective deferrals under the incentive savings plan for employees up to 3% of the employee’s eligible compensation and an additional 2% of eligible compensation for each active participant. Effective June 15, 1999, prospective defined contribution accruals in the defined benefit plan ceased and were redirected to the Investment Plan Supplement for Employees of MONY Life. The Company did not make any contribution in the current year or prior years under Section 404 of the Internal Revenue Code (“IRC”) because the plan was fully funded under Section 412 of IRC.

During 2002, the Company amended its Qualified Pension plan which increased certain benefit liabilities payable thereunder. The amendment resulted in an increase of $3.7 million in the plan’s projected benefit obligation.

The assets of the qualified pension plan are primarily invested in MONY Pooled Accounts which include common stock, real estate, private placement debt securities and bonds. At December 31, 2002 and 2001, $304.7 million and $415.3 million, respectively were invested in the MONY Pooled Accounts. Benefits of $30.1 million and $27.9 million were paid by this plan for the years ended December 31, 2002 and 2001, respectively.

The Company also sponsors a non-qualified employee excess pension plan, which provides both defined benefits and defined contribution accruals in excess of Internal Revenue Services limits to certain employees. The benefits are based on years of service and the employee’s final average annual compensation. Pension benefits are paid from the Company’s general account.

The following presents the change in the benefit obligation, change in plan assets and other information with respect to the Company’s qualified defined benefit pension plan and non-qualified Employee Excess Pension Plan, and other benefits which represent the Company’s postretirement benefit obligation determined in accordance with SSAP No 8 and SSAP No 14 (in millions):

	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in benefit obligation:	2002	2002	2001	2001
Benefits obligation at beginning of year	$471.0	$46.1	$476.3	$44.8
Service cost	8.7	1.6	11.5	1.4
Interest cost	26.1	3.3	27.6	3.1
Contribution by plan participants	—	0.6	—	0.6
Actuarial gain (loss)	15.7	4.3	(3.4)	0.1

Benefits paid	(40.9)	(3.5)	(42.8)	(3.9)
Plan amendments	3.7	—	1.8	—

Benefits obligation at end of year	$484.3	$52.4	$471.0	$46.1

Change in plan assets:
Fair value of plan assets at beginning of year	$419.7	$—	$469.9	$—
Actual return on plan assets	(32.9)	—	(20.9)	—
Employer contributions	10.7	3.2	19.0	3.3
Plan Participants’ contribution	—	0.6	—	0.6
Benefits and Expenses Paid	(42.7)	(3.8)	(48.5)	(3.9)

Fair value of plan assets at end of year	$354.8	$—	$419.5	$—

Funded Status
Unamortized prior service cost	$4.8	$—	$1.7	$—
Unrecognized net gain or (loss)	$153.0	$0.5	$64.0	$(4.8)
Remaining net obligation or net asset at initial date of application	$(122.8)	$19.7	$(120.6)	$21.7
Prepaid assets or accrued liabilities	$(94.5)	$(32.1)	$(106.2)	$29.3
Intangible asset	$6.6	$—	$5.2	$—
Benefit obligation for nonvested employees	$(3.0)	$—	$(1.9)	$—
Components of net periodic benefit cost
Service cost	$(8.7)	$(1.6)	$(11.5)	$(1.4)
Interest cost	(26.1)	(3.3)	(27.6)	(3.1)
Expected return on plan assets	39.8	—	45.6	—
Amortization of unrecognized transaction obligation or transaction asset	(0.9)	(2.0)	(0.7)	(2.0)
Amount of recognized gains and losses	(4.3)	0.5	—	0.7
Amount of prior service cost recognized	(0.6)	—	(0.1)	—

Total net periodic benefit cost	$(0.8)	$(6.4)	$5.7	$(5.8)

A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities. The minimum liability adjustment, less allowable intangible assets, net of tax benefit, is reported as income in the Statements of Operations. At December 31, 2002, the additional minimum liability was $6.6 million.

	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Weighted average assumptions as of December 31,	2002	2002	2001	2001
Discount rate	6.625%	6.625%	7.25%	7.25%
Rate of compensation increase *			4-5%	5.0%
Expected long-term rate of return on plan assets	10.0%	N/A	10.0%	N/A

*	Pension benefits assume no benefits bearing incentive compensation in 2002. Otherwise benefits bearing compensation is assumed to increase by 4% for all participants eligible for incentive compensation and by 5% for all others. Benefits bearing incentive compensation for the top four officers is assumed to be 50% of base salary after 2002.

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 6% for 2010 and remain level thereafter.

The Company has multiple non-pension postretirement benefit plans. The health care plans are partially contributory, with participants’ contributions adjusted annually; the life insurance plans are noncontributory. The accounting for the health care plans anticipates the imposition of a cap on employer contribution becoming effective within the next three years based on 2003.

Because of the aforementioned cap on employers contribution, assumed health care cost trend rates do not have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates has an immaterial impact on the amount reported.

The Company’s qualified plan had assets of $345.7 million and $419.5 million at December 31, 2002 and 2001, respectively. The projected benefits obligation and accumulated benefit obligation for the qualified plan were $365.2 million and $338.9 million at December 31, 2002, and $343.5 million and $310.6 million at December 31, 2001, respectively.

The projected benefit obligation and accumulated benefit obligation for the non-qualified Employee Excess Plan, which is unfunded, were $121.1 million and $119.5 million at December 31, 2002 and $127.5 and $125.1 million at December 31, 2001, respectively.

The Company also has a qualified money purchase pension plan covering substantially all career field underwriters. Company contributions of 5% of earnings plus an additional 2% of such earnings in excess of the social security wage base are made each year. At December 31, 2002 and 2001 the fair value of plan assets was $165.1 million and $198.9 million, respectively. For the years ended December 31, 2002 and 2001, the Company contributed $2.8 million and $3.2 million to the plan, respectively.

The Company has an incentive savings plan in which substantially all employees and career field underwriters are eligible to participate. The Company matches employee contributions up to 3% and field underwriter contributions up to 2% of eligible compensation, as defined, and may also make an additional profit sharing contribution for non-officer employees. The Company made employer contributions on these plans of $4.9 million and $5.7 million in 2002 and 2001, respectively. At December 31, 2002 and 2001, the fair value of plan assets was $331.8 million and $383.5 million, respectively.

In addition, the Company has two compensation plans for key employees that allow deferral of current compensation, as allowed by New York Insurance Law.

20.    Commitments and Contingencies:

Commitments:

MONY Group maintains a syndicated credit facility with banks aggregating $150.0 million, with a scheduled renewal date in July 2003. The purpose of this facility is to provide additional liquidity for any unanticipated short-term cash needs that MONY Group might experience and also to serve as support for MONY Group’s $150.0 million commercial paper program which was activated in the third quarter of 2000. In accordance with specified covenants of the facility, MONY Life is required to maintain a tangible net worth determined in accordance with Statutory Accounting Practices of at least $900.0 million and MONY Group is required to maintain a debt to capitalization ratio not to exceed 40%, and cash and cash equivalents on a separate company basis equal to or greater of $75.0 million or one and one half years debt service. As of December 31, 2002, MONY Group was in compliance with each of the covenants as follows: (i) MONY Life’s tangible net worth determined in accordance with Statutory Accounting Practices (including capital and surplus plus asset valuation reserves) totaled $1,118.1 million, (ii) MONY Group’s debt to total capitalization ratio was 30.7%, and (iii) MONY Group had cash and cash equivalents of $168.4 million. For purposes of the facility, cash and cash equivalents is defined to include only commercial paper rated at least A1/P1 and US Treasuries. MONY Group has not borrowed against the facility since its inception, and did not have any commercial paper outstanding as of December 31, 2002.

At December 31, 2002 the Company had commitments to issue $3.5 million of fixed rate agricultural loans with periodic interest rate resets. The initial interest rates on such loans range from approximately 6.25% to 7.37%. In addition, the Company had commitments to issue $146.2 million of fixed and floating rate commercial and mezzanine mortgage loans with pay rates ranging from 4.19% to 10.0%. In addition, the Company had commitments to contribute capital to its equity partnership investments of $76.3 million and $7.5 million for one private placement security with an interest rate of 6.83% at December 31, 2002.

Contingencies:

The Company has guaranteed to certain states that the surplus of MLOA and USFL, wholly owned subsidiaries, will be maintained at amounts at least equal to the minimum surplus required for admission to those states.

Since late 1995 a number of purported class actions have been commenced in various state and federal courts against MONY alleging that it engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the early 1980s through the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting MONY from canceling policies for failure to make required premium payments, imposition of a constructive trust and creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. MONY has answered the complaints in each action (except for one being voluntarily held in abeyance). MONY has denied any wrongdoing and has asserted numerous affirmative defenses.

On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy’s termination had, an ownership interest in a whole or universal life insurance policy issued by MONY and sold on an alleged “vanishing premium” basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, MONY filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts and/or are being held in abeyance pending the outcome of the Goshen case.

On October 21, 1997, the New York State Supreme Court granted MONY’s motion for summary judgment and dismissed all claims filed in the Goshen case against MONY. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York’s General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class is now limited to New York purchasers only. On July 2, 2002, the New York Court of Appeals affirmed the New York State Supreme Court’s decision limiting the class to New York purchasers. In addition, the New York State Supreme Court has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. MONY intends to defend itself vigorously against the sole remaining claim. There can be no assurance, however, that the present litigation relating to sales practices will not have a material adverse effect on MONY.

On November 16, 1999, The MONY Group Inc. and MONY Life Insurance Company were served with a complaint in an action entitled Calvin Chatlos, M.D., and Alvin H. Clement, On Behalf of Themselves And All Others Similarly Situated v. The MONY Life Insurance Company, The MONY Group Inc., and Neil D. Levin, Superintendent, New York Department

of Insurance, filed in the United States District Court for the Southern District of New York. The action purported to be brought as a class action on behalf of all individuals who had an ownership interest in one or more in-force life insurance policies issued by MONY Life Insurance Company as of November 16, 1998. The complaint alleged that (i) the New York Superintendent of Insurance, Neil D. Levin, violated Section 7312 of the New York Insurance Law by approving the plan of demutualization, which plaintiffs claim was not fair and adequate, primarily because it allegedly failed to provide for sufficient assets for the mechanism established under the plan to preserve reasonable dividend expectations of the closed block, and (ii) MONY violated Section 7312 by failing to develop and submit to the Superintendent a plan of demutualization that was fair and adequate. The plaintiffs sought equitable relief in the form of an order vacating and/or modifying the Superintendent’s order approving the plan of demutualization and/or directing the Superintendent to order MONY to increase the assets in the closed block, as well as unspecified monetary damages, attorneys’ fees and other relief.

In early January 2000, MONY and the Superintendent wrote to the District Court seeking a pre-motion conference preliminary to the filing of a motion to dismiss the federal complaint on jurisdictional, federal abstention and timeliness grounds and for failure to state a claim. Following receipt of those letters, plaintiffs’ counsel offered voluntarily to dismiss their complaint and a stipulation and order to that effect was thereafter filed and approved by the court.

On March 27, 2000, plaintiffs filed a new action in New York State Supreme Court bearing the same caption and naming the same defendants as the previously filed federal action. The state court complaint differed from the complaint previously filed in federal court in two primary respects. First, it no longer asserted a claim for damages against the Superintendent, nor did its prayer for relief seek entry of an order vacating or modifying the Superintendent’s decision or requiring the Superintendent to direct MONY to place additional assets into the closed block. Rather, it sought an accounting and an order from the Court directing MONY to transfer additional assets to the closed block.

Second, the new complaint contained claims for breach of contract and fiduciary duty, as well as new allegations regarding the adequacy of the disclosures contained in the Policyholder Information Booklet distributed to policyholders soliciting their approval of the plan of demutualization (which plaintiffs claimed violated both the Insurance Law and MONY’s fiduciary duties).

MONY and the Superintendent moved to dismiss the state court complaint in its entirety on a variety of grounds. On April 20, 2001, the New York Supreme Court granted both motions and dismissed all claims against MONY and the Superintendent. Plaintiffs appealed the dismissal of the claims against the MONY Group, MONY Life and the New York Superintendent to the Appellate Division, First Department. On October 29, 2002 the Appellate Division affirmed the trial court’s decision granting MONY’s motion to dismiss the complaint in its entirety. On November 8, 2002 plaintiffs filed a Motion with the New York Court of Appeals seeking permission to file an appeal from the Appellate Division’s decision. On January 9, 2003, the Court of Appeals denied plaintiffs’ motion, thereby concluding the litigation.

In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages) in connection with its business. In the opinion of management of the Company, resolution of contingent liabilities, income taxes and other matters will not have a material adverse effect on the Company’s statutory surplus or results of operations.

21.    Leases:

The Company leases office space, furniture and equipment, and electronic data processing equipment under various noncancelable operating lease agreements that expire through December 31, 2016. Rental expense for 2002 and 2001 was approximately $31.0 million, and $28.4 million, respectively.

During 1997, the Company entered into a 17-year lease with the New York City Industrial Development Agency (“NY IDA”). NY IDA issued bonds to MONY Life Insurance Company of America on behalf of the Company, related to the Company’s consolidation of site locations to New York City. At December 31, 2002, IDA bonds outstanding were $1.3 million. NY IDA will use the lease payments to make principal and interest payments to the bondholder. Lease payments for NY IDA were $0.2 million for both 2002 and 2001.

The future minimum rental obligations under these leases at December 31, 2002 are as follows:

(in millions)
2003	$31.5
2004	27.3
2005	24.1
2006	22.6
2007	21.3
Later years	105.7

Total	$232.5

22.    Separate Accounts:

Most separate accounts held by the Company primarily relate to individual variable annuity and group annuity contracts with a nonguaranteed return. These variable annuities generally provide an incidental death benefit of the greater of account value or premium paid less any surrenders and surrender charges. Certain other separate accounts are used as funding vehicles for flexible premium variable life insurance policies, variable life insurance with additional premium option policies and variable universal life policies. The net investment experience of the separate accounts is credited directly to the policyholder and can be positive or negative. The assets and liabilities of these accounts are carried at market.

Certain other separate accounts relate to experience-rated group annuity contracts, which fund defined contributions pension plans. These contracts provide guaranteed interest returns for one-year only, where the guaranteed interest rate is re-established each year based on the investment experience of the separate account. The assets and liabilities of these separate accounts are carried at book value.

Information regarding the separate accounts of the Company is as follows (in millions):

		Nonindexed Guarantee less than/equal to 4%	Non- guaranteed Separate Accounts	Total
1.	Premiums, considerations or deposits for year ended 12/31/2002	$0.0	$117.6	$117.6

2.	Reserves at 12/31/2002
	1. For accounts with assets at:
	a. Market value	$0.0	$1,185.2	$1,185.2
	b. Amortized cost	10.8	0.0	10.8

	c. Total reserves	$10.8	$1,185.2	$1,196.0

3.	By withdrawal characteristics:
	At book value without MV adjustment and current surrender charge of 5% or more	$0.4	$0.0	$0.4
	At market value	0.0	563.7	563.7
	At book value without MV adjustment and with current surrender charge of less than 5%	0.5	0.0	0.5

	Subtotal	0.9	563.7	564.6
	Not subject to discretionary withdrawal	9.9	621.5	631.4

	Total	$10.8	$1,185.2	$1,196.0

23.    Premiums and Annuity Considerations Deferred and Uncollected:

Deferred and uncollected life insurance premiums and annuity considerations as of December 31, 2002 and 2001 were as follows (in millions):

	2002		2001
	Gross	Net of Loading	Gross	Net of Loading
Ordinary new business	$1.8	$0.8	$1.8	$0.8
Ordinary renewal	124.9	123.3	136.5	134.5
Group Life	1.7	1.7	1.7	1.6
Group Annuity	0.1	0.0	0.1	0.0

Totals	$128.5	$125.8	$140.1	$136.9

24.    Implications of the Events of September 11th:

The terrorist events of September 11, 2001 had no material effect on the Company’s financial position as December 31, 2001 or it results of operations for the year then ended. The net effect of life insurance claims relating to the incident (after reinsurance and the release of related reserves) aggregated approximately $3.0 million pre tax. In addition, the Company and its subsidiaries incurred damages from property losses and business interruption. These damages principally consist of: (i) lost revenues at MSC and Enterprise resulting from the close of the New York securities markets, (ii) the closing of the Company’s New York corporate offices, and (iii) lost revenues resulting from the volatility of the securities markets and consumer uncertainty with respect to equity based products in the aftermath of September 11, 2001. To date, the Company has recovered $0.3 million relating to the aforementioned damages under its insurance coverage.

25.    Reorganization:

The Company recorded pre-tax charges of $7.1 million and $18.0 million during 2002 and 2001, respectively, as a result of the reorganization of certain of its businesses. This charge primarily consists of severance for terminated employees, write-off of certain furniture and equipment, and other charges. These costs were charged against operations on the Company’s Summary of Operations.

26.    The Closed Block:

On November 16, 1998, the Company established a closed block (“the “Closed Block”) of certain participating insurance policies as defined in the Plan (the “Closed Block Business”). In conjunction therewith, the Company allocated assets to the Closed Block expected to produce cash flows which, together with anticipated revenues from the Closed Block Business, are reasonably expected to be sufficient to support the Closed Block Business, including but not limited to, provision for payment of claims and surrender benefits, certain expenses and taxes, and for continuation of current payable dividend scales in effect at the date of Demutualization, assuming the experience underlying such dividend scales continues, and for appropriate adjustments in such scales if the experience changes. The assets allocated to the Closed Block and the aforementioned revenues inure solely to the benefit of the owners of policies included in the Closed Block.

The assets, liabilities, income and expenses relating to the Closed Block have been included within the appropriate captions in the statement of admitted assets, liabilities, capital and surplus at December 31, 2002 and 2001, and statement of operations and capital and surplus and statement of cash flows for the years ended December 31, 2002 and 2001. The assets and liabilities allocated to the Closed Block are recorded in the Company’s financial statements at their historical carrying values. The carrying value of the assets allocated to the Closed Block are less than the carrying value of the Closed Block liabilities at the Plan Effective Date. The excess of the Closed Block liabilities over the Closed Block assets at the Plan Effective Date represents the total estimated future post-tax contribution expected to emerge from the operation of the Closed Block, which will be recognized in the Company’s income over the period the policies and the contracts in the Closed Block remain in force.

In determining the amount of assets to be allocated to the Closed Block, management made certain estimates and assumptions regarding the expected cash flows from the Closed Block assets and the Closed Block Business, including estimates and assumptions regarding investment cash flows, mortality, persistency, and expenses which are to be funded in the Closed Block. The estimated net cash flows assumed in determining the Closed Block funding consisted of premiums from policies included in the Closed Block, investment income from Closed Block assets, proceeds from maturities and dispositions of Closed Block assets, less benefits paid on Closed Block policies, certain expenses (including taxes) funded in the Closed Block, and dividends on Closed Block policies based on current payable dividend scales. To the extent that the actual cash flows, subsequent to the Plan Effective Date, from the assets allocated to the Closed Block and the Closed Block Business are, in the aggregate, more favorable than assumed in establishing the Closed Block, total dividends paid to the Closed Block policyholders in future years will be greater than the total dividends that would have been paid to such policyholders if the current payable dividend scales had been continued. Conversely, to the extent that the actual cash flows, subsequent to the Plan Effective Date, from the assets allocated to the Closed Block and the Closed Block Business are, in the aggregate, less favorable than assumed in establishing the Closed Block, total dividends paid to the Closed Block policyholders in future years will be less than the total dividends that would have been paid to such policyholders if the current payable dividend scales had been continued. Accordingly, the recognition of the aforementioned estimated future post-tax contribution expected to emerge from the operation of the Closed Block is not affected by the aggregate actual experience of the Closed Block assets and the Closed Block Business subsequent to the Plan Effective Date, except in the unlikely event that the Closed Block assets and the actual experience of the Closed Block Business subsequent to the Plan Effective Date are not sufficient to pay the guaranteed benefits on the Closed Block policies, in which case the Company will be required to fund any such deficiency from its general account assets outside of the Closed Block.

In addition, MONY Life has undertaken to reimburse the Closed Block from its general account assets outside the Closed Block for any reduction in principal payments due on the Series A Notes (which have been allocated to the Closed Block) pursuant to the terms thereof, as described in Note 16. Since the Closed Block will be funded to provide for payment of guaranteed benefits and the continuation of current payable dividends on the policies included therein, it will not be necessary to use general funds to pay guaranteed benefits unless the Closed Block Business experience very substantial ongoing adverse experience in investment, mortality, persistency or other experience factors. The Company regularly (at least quarterly) monitors the experience from the Closed Block and may make changes to the dividend scale, when appropriate, to ensure that the profits are distributed to the Closed Block policyholders in a fair and equitable manner.

Balance sheet information for the Closed Block as of December 31, 2002 and 2001 is summarized as follows (in millions):

	2002	2001
Bonds	$3,886.8	$3,780.9
Mortgage loans on real estate	633.4	621.9
Real Estate	8.3	0.0
Policy loans	1,119.0	1,144.3
Cash and short-term investments	59.2	56.2
Net deferred tax assets	143.3	0.0
Other assets	209.7	232.0

Total Closed Block Assets	$6,059.7	$5,835.3

Life insurance and annuity reserves	6,720.6	6,674.5
Other liabilities	545.8	543.5

Total Closed Block Liabilities	$7,266.4	$7,218.0

27.    Reserving for Guaranteed Minimum Death Benefits

The Company has sold variable annuity contracts containing guaranteed minimum death benefits (“GMBDs”) that reduce on a dollar-for-dollar basis when a partial withdrawal occurs. Currently there is ambiguity as to the correct interpretation and application of Actuarial Guideline XXXIII, “Determining CARVM Reserves for Annuity Contracts with Elective Benefits” (AG XXXIII) and Actuarial Guideline XXXIV, “Variable Annuity Minimum Guaranteed Death Benefit Reserves” (AG XXXIV) in determining statutory reserves for these products. In calculating the GMBD reserves for these variable annuity contracts under AG XXXIV, the Company does not consider the potential benefit stream where all policyholders immediately elect to maximize partial withdrawals under these policies. This is consistent with the method applied in the prior year.

At the time of issuance of these financial statements, neither the NAIC nor the New York State Insurance Department, which is ultimately responsible for determining the appropriate reserving methods for the statutory financial statements of New York domiciled insurance companies, has provided specific guidance as to the correct interpretation of AG XXXIII and AG XXXIV with respect to GMBD reserves required for variable annuity contracts containing dollar-for-dollar withdrawal provisions. However, the New York State Insurance Department has had discussions with the insurance industry by way of conference calls with the Life Insurance Counsil of New York (“LICONY”), a life insurance industry trade association, to discuss their concern with the risk.

Although ambiguity exists, alternative interpretations of AG XXXIII and AG XXXIV, under which contractholders are assumed to immediately maximize partial withdrawals, could result in an increase in reserves that would be significantly in excess of current reserves.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

[None.]

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item is omitted pursuant to General Instruction I(2)(c).

Item 11.    Executive Compensation

The information required by this Item is omitted pursuant to General Instruction I(2)(c).

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is omitted pursuant to General Instruction I(2)(c).

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is omitted pursuant to General Instruction I(2)(c).

Item 14.    Controls and Procedures.

Within the 90-day period prior to the filing of this Report, an evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as part of this Report:

(1)	Financial Statements.

See “Index to Consolidated Financial Statements” included at page F-1 hereto.

(2)	Exhibits.

Exhibit No.	Description

3.1	—Certificate of Formation of MONY Holdings, LLC, dated February 27, 2002.(1)

3.2	—Limited Liability Company Agreement of MONY Holdings, LLC, dated April 1, 2002.(1)

4.1	—Indenture, dated as of April 30, 2002, among MONY Holdings, LLC, Ambac Assurance Corporation, The MONY Group Inc. and Bank One Trust Company, N.A., as trustee.(1)

Exhibit No.	Description

4.2

—Exchange and Registration Rights Agreement, dated as of April 30, 2002, by and among MONY Holdings, LLC, MONY Life Insurance Company and the Purchasers named therein, relating to the Registrant’s Series A Floating Rate Insured Notes due January 17, 2017.(1)

4.3	—Purchase Agreement, dated as of April 24, 2002, among MONY Holdings, LLC, MONY Life Insurance Company and the Purchasers named therein.(1)

4.4	—Global Series B Floating Rate Insured Notes due 2017.(1)

4.5	—Financial guaranty insurance policy of Ambac Assurance Corporation, dated April 30, 2002, insuring payment of scheduled principal and interest on the exchange notes.(1)

4.6

—Insurance Agreement, dated as of April 30, 2002, among MONY Holdings, LLC, The MONY Group Inc., MONY Life Insurance Company, Ambac Assurance Corporation and Bank One Trust Company, N.A., as trustee.(1)

10.1	—International Swap Dealers Association Master Agreement, dated April 30, 2002 between MONY Holdings and Ambac Financial Services.(1)

10.2	—Schedule I to the International Swap Dealers Association Master Agreement, dated April 30, 2002.(1)

10.3	—Confirmation under the International Swap Dealers Association Master Agreement, dated April 30, 2002.(1)

10.4	—Swap Insurance Policy, number CPP01147BE, dated April 30, 2002, issued by Ambac Assurance Corporation.(1)

10.5	—Swap Insurance Policy, number SWLP0147BE, dated April 30, 2002, issued by Ambac Assurance Corporation.(1)

10.6	—Asset Transfer and Acquisition Agreement by and among The Mutual Life Insurance Company of New York, AEGON USA, Inc. and AUSA Life Insurance Company, Inc., dated as of December 31, 1993.(1)

10.7	—Ongoing Businesses Tax Agreement, dated as of April 30, 2002, between The MONY Group, Inc. and MONY Holdings, LLC.(1)

10.8	—Closed Block Business Tax Agreement, dated as of April 30, 2002, between The MONY Group, Inc. and MONY Holdings, LLC.(1)

10.9	—Investment Management Agreement, dated as of April 30, 2002, between MONY Holdings, LLC and MONY Capital Management, Inc.(1)

10.10	—Investment Policy for the Surplus and Related Assets Portfolio.(1)

10.11	—Investment Policy for the Debt Service Coverage Account.(1)

21.1	—Subsidiaries of MONY Holdings, LLC.*

99.1	—The Mutual Life Insurance Company of New York Closed Block Memorandum.(2)

Exhibit No.	Description

99.2

—Milliman USA Report on the Sensitivity Analysis of the Closed Block Prepared for MONY Life Insurance Company For Inclusions in an Offering Circular Related to the Issuance of Intermediate Holding Company Debt.(2)

99.3	—PricewaterhouseCoopers LLP Statement of Actuarial Opinion.(2)

99.4	—Certification of Kenneth Levine pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.5	—Certification of Richard Daddario pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	This Exhibit is omitted pursuant to General Instruction I(2)(b).
**	Filed herewith
(1)	Incorporated herein by reference to the exhibit of the same number referenced in Amendment No. 4 to MONY Holdings, LLC’s Registration Statement on Form S-4 (Registration Number 333-96595).
(2)	Incorporated herein by reference to applicable Appendices A, B, or C included in Amendment No. 4 to MONY Holdings, LLC’s Registration Statement on Form S-4 (Registration Number 333-96595).

(b) Reports on Form 8-K.

None.

Item 16.     Principal Accountant Fees and Services

We are a limited liability company wholly-owned by MONY Group. As such, we are managed by MONY Group Inc., our sole member. Accordingly, we have not constituted an audit committee. The MONY Group Charter of the Audit Committee requires that the Audit Committee approve in advance all audit and non-audit work performed by PricewaterhouseCoopers LLP (“PwC”). The MONY Group Audit Committee has determined that the non-audit services performed by PwC for us in 2002 were compatible with the maintenance of PwC’s independence in the conduct of its auditing functions.

The following describes the fees billed to MONY Group by PwC during each of the years ended December 31, 2002 and 2001. The table excludes all fees related to Advest Group Inc., a direct subsidiary of MONY Group:

	2002	2001
Audit Fees	$1,731,900	$1,214,700
Audit Related Fees	754,232	563,100
Tax Fees	65,397	142,880
All Other Fees	2,808,132	1,921,507
Total	$5,359,661	$3,842,887

Audit Fees relate to professional services rendered in connection with the audits of the consolidated MONY Group financial statements and separate account audits.

Audit Related Fees include billings for professional services rendered in connection with regulatory filings and statutory audits of MONY Group and its subsidiaries, excluding Advest Group Inc.

Tax Fees relate to professional services rendered in connection with tax compliance, tax planning and tax advice.

All Other Fees relate to professional services rendered not included in the other referenced categories, such as Anti-Money Laundering and Risk Assessment projects.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized in the City of New York, State of New York.

MONY HOLDINGS, LLC

By:	The MONY Group Inc., a Delaware corporation, as its sole Member

By:	/s/ BART SCHWARTZ
Name: Bart Schwartz Title: Senior Vice President and General Counsel

Date:    May 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ KENNETH LEVINE Kenneth Levine	President (Principal Executive Officer)	May 15, 2003

/s/ RICHARD DADDARIO Richard Daddario	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 15, 2003

S-1

CERTIFICATION OF PRESIDENT

I, Kenneth Levine, certify that:

1.  I have reviewed this annual report on Form 10-K of MONY Holdings, LLC (the “Registrant”);

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.  The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.  The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 15, 2003

/s/    Kenneth Levine

Kenneth Levine

President

C-1

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Richard Daddario, certify that:

1.  I have reviewed this annual report on Form 10-K of MONY Holdings, LLC (the “Registrant”);

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.  The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.  The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 15, 2003

/s/    Richard Daddario

Richard Daddario

Executive Vice President,

Chief Financial Officer

C-2

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT

TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The Registrant was not required to file an annual report covering the Registrant’s last fiscal year, nor was any proxy statement, form of proxy or other proxy soliciting material sent to any security holder.

Exhibit No.	Description

3.1	—Certificate of Formation of MONY Holdings, LLC, dated February 27, 2002.(1)

3.2	—Limited Liability Company Agreement of MONY Holdings, LLC, dated April 1, 2002.(1)

4.1	—Indenture, dated as of April 30, 2002, among MONY Holdings, LLC, Ambac Assurance Corporation, The MONY Group Inc. and Bank One Trust Company, N.A., as trustee.(1)

4.2

—Exchange and Registration Rights Agreement, dated as of April 30, 2002, by and among MONY Holdings, LLC, MONY Life Insurance Company and the Purchasers named therein, relating to the Registrant’s Series A Floating Rate Insured Notes due January 17, 2017.(1)

4.3	—Purchase Agreement, dated as of April 24, 2002, among MONY Holdings, LLC, MONY Life Insurance Company and the Purchasers named therein.(1)

4.4	—Global Series B Floating Rate Insured Notes due 2017.(1)

4.5	—Financial guaranty insurance policy of Ambac Assurance Corporation, dated April 30, 2002, insuring payment of scheduled principal and interest on the exchange notes.(1)

4.6

—Insurance Agreement, dated as of April 30, 2002, among MONY Holdings, LLC, The MONY Group Inc., MONY Life Insurance Company, Ambac Assurance Corporation and Bank One Trust Company, N.A., as trustee.(1)

10.1	—International Swap Dealers Association Master Agreement, dated April 30, 2002 between MONY Holdings and Ambac Financial Services.(1)

10.2	—Schedule I to the International Swap Dealers Association Master Agreement, dated April 30, 2002.(1)

10.3	—Confirmation under the International Swap Dealers Association Master Agreement, dated April 30, 2002.(1)

10.4	—Swap Insurance Policy, number CPP01147BE, dated April 30, 2002, issued by Ambac Assurance Corporation.(1)

10.5	—Swap Insurance Policy, number SWLP0147BE, dated April 30, 2002, issued by Ambac Assurance Corporation.(1)

10.6	—Asset Transfer and Acquisition Agreement by and among The Mutual Life Insurance Company of New York, AEGON USA, Inc. and AUSA Life Insurance Company, Inc., dated as of December 31, 1993.(1)

10.7	—Ongoing Businesses Tax Agreement, dated as of April 30, 2002, between The MONY Group, Inc. and MONY Holdings, LLC.(1)

10.8	—Closed Block Business Tax Agreement, dated as of April 30, 2002, between The MONY Group, Inc. and MONY Holdings, LLC.(1)

10.9	—Investment Management Agreement, dated as of April 30, 2002, between MONY Holdings, LLC and MONY Capital Management, Inc.(1)

10.10	—Investment Policy for the Surplus and Related Assets Portfolio.(1)

10.11	—Investment Policy for the Debt Service Coverage Account.(1)

21.1	—Subsidiaries of MONY Holdings, LLC.*

99.1	—The Mutual Life Insurance Company of New York Closed Block Memorandum.(2)

99.2

—Milliman USA Report on the Sensitivity Analysis of the Closed Block Prepared for MONY Life Insurance Company For Inclusions in an Offering Circular Related to the Issuance of Intermediate Holding Company Debt.(2)

99.3	—PricewaterhouseCoopers LLP Statement of Actuarial Opinion.(2)

99.4	—Certification of Kenneth Levine pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.5	—Certification of Richard Daddario pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	This Exhibit is omitted pursuant to General Instruction I(2)(b).
**	Filed herewith
(1)	Incorporated herein by reference to the exhibit of the same number referenced in Amendment No. 4 to MONY Holdings, LLC’s Registration Statement on Form S-4 (Registration Number 333-96595).
(2)	Incorporated herein by reference to applicable Appendices A, B, or C included in Amendment No. 4 to MONY Holdings, LLC’s Registration Statement on Form S-4 (Registration Number 333-96595).

(b) Reports on Form 8-K.

None.