Form 10-Q
period 2003-06-30
MONY HOLDINGS LLC
filed 2003-08-14
CIK 1176372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the membership interests of Registrant held by non-affiliates as of August 7, 2003 was $–0–, because all outstanding membership interests are owned by Registrant’s parent, The MONY Group Inc.

REDUCED DISCLOSURE FORMAT

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the Reduced Disclosure Format

MONY HOLDINGS, LLC

FORM 10-Q

*	Omitted pursuant to General Instruction H(1)(a) and (b) of Form 10-Q.

i

FORWARD-LOOKING STATEMENTS

The Company’s management has made in this Report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company’s operations, economic performance, prospects and financial condition. Forward-looking statements include, among other things, discussions concerning the Company’s potential exposure to market risks, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as “believes,” “estimates,” “intends,” “anticipates,” “expects,” “projects,” “should,” “probably,” “risk,” “target,” “goals,” “objectives,” or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements as set forth in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this Report and in the Company’s other public filings, press releases, oral presentations and discussions and the following: venture capital gains or losses could differ significantly from the Company’s assumptions because of further significant changes in equity values; fees from assets under management could be significantly higher or lower than the Company has assumed if there are further major movements in the equity markets; the value of the Company’s overall investment portfolio could fluctuate significantly as a result of major changes in the equity and debt markets generally; actual death claims experience could differ significantly from the Company’s mortality assumptions; the Company could have to accelerate amortization of deferred policy acquisition costs if market conditions continue to deteriorate; the Company may be required to recognize in its earnings “other than temporary impairment” charges on its investments in fixed maturity and equity securities held by it ; the Company may not achieve anticipated levels of operational efficiency and cost-saving initiatives; the Company may have as-yet unascertained tax liabilities; sales of variable products, mutual funds and equity securities could differ materially from assumptions because of further unexpected developments in the equity markets and changes in demand for such products; major changes in interest rates could affect the Company’s earnings; the Company could have liability from as-yet unknown or unquantified litigation and claims; pending or known litigation or claims could result in larger settlements or judgments than the Company anticipates; the Company may have higher operating expenses than anticipated; changes in law or regulation, including tax laws, could materially affect the demand for the Company’s products and the Company’s net income after tax; and the Company could be subjected to further downgrades by rating agencies of the Company’s senior debt ratings and the claims-paying and financial-strength ratings of its insurance subsidiaries. The Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I

FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

MONY HOLDINGS, LLC AND SUBSIDIARY

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2003 and December 31, 2002

	June 30, 2003	December 31, 2002
	($ in millions)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value	$8,309.1	$7,828.2
Equity securities available-for-sale, at fair value	257.4	247.7
Mortgage loans on real estate	1,824.6	1,877.4
Policy loans	1,197.1	1,212.5
Real estate to be disposed of	0.5	26.8
Real estate held for investment	180.5	180.2
Other invested assets	115.3	97.4

	11,884.5	11,470.2

Cash and cash equivalents	240.0	223.7
Accrued investment income	205.4	204.0
Debt service coverage account (Note 1):
Sub-account OB	66.5	64.7
Sub-account CBB	1.9	9.4
Amounts due from reinsurers	603.9	695.2
Deferred policy acquisition costs	1,226.3	1,226.4
Other assets	544.7	543.7
Separate account assets	4,414.8	4,140.6

Total assets	$19,188.0	$18,577.9

LIABILITIES AND MEMBER’S EQUITY
Future policy benefits	$7,983.2	$7,949.9
Policyholders’ account balances	2,988.3	2,779.7
Other policyholders’ liabilities	274.6	289.2
Amounts due to reinsurers	76.3	67.7
Accounts payable and other liabilities	1,118.0	1,006.5
Long term debt	516.9	516.9
Current federal income taxes payable	61.3	108.5
Separate account liabilities	4,411.8	4,137.6

Total liabilities	17,430.4	16,856.0

Commitments and contingencies (Note 5)
Member’s capital	1,762.4	1,762.4
Retained earnings	(70.2)	(96.1)
Accumulated other comprehensive income	65.4	55.6

Total member’s equity	1,757.6	1,721.9

Total liabilities and member’s equity	$19,188.0	$18,577.9

See accompanying notes to unaudited interim condensed consolidated financial statements.

MONY HOLDINGS, LLC AND SUBSIDIARY

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the Three-month Periods Ended June 30, 2003 and 2002

	2003	2002
	($ in millions)
Revenues:
Premiums	$173.8	$169.9
Universal life and investment-type product policy fees	54.5	52.5
Net investment income	197.8	175.9
Net realized gains/(losses) on investments	15.0	(25.5)
Group Pension Profits (Note 4)	—	7.5
Other income	61.0	39.7

	502.1	420.0

Benefits and Expenses:
Benefits to policyholders	211.2	199.5
Interest credited to policyholders’ account balances	34.0	27.9
Amortization of deferred policy acquisition costs	28.8	38.0
Dividends to policyholders	60.4	56.8
Other operating costs and expenses	140.5	112.4

	474.9	434.6

Income/(loss) from continuing operations before income taxes	27.2	(14.6)
Income tax expense/(benefit)	8.4	(5.7)

Income/(loss) from continuing operations	18.8	(8.9)
Discontinued operations: Income from real estate to be disposed of, net of income tax expense of $0.9 million	1.7	—

Net income/(loss)	20.5	(8.9)

Other comprehensive income, net	9.6	62.2

Comprehensive income	$30.1	$53.3

See accompanying notes to unaudited interim condensed consolidated financial statements.

MONY HOLDINGS, LLC AND SUBSIDIARY

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the Six-month Periods Ended June 30, 2003 and 2002

	2003	2002
	($ in millions)
Revenues:
Premiums	$340.6	$334.3
Universal life and investment-type product policy fees	107.5	101.5
Net investment income	369.9	363.9
Net realized gains/(losses) on investments	26.8	(27.9)
Group Pension Profits (Note 4)	—	15.2
Other income	100.7	86.4

	945.5	873.4

Benefits and Expenses:
Benefits to policyholders	407.5	390.2
Interest credited to policyholders’ account balances	67.9	55.8
Amortization of deferred policy acquisition costs	59.8	70.8
Dividends to policyholders	122.3	118.3
Other operating costs and expenses	256.8	226.1

	914.3	861.2

Income from continuing operations before income taxes	31.2	12.2
Income tax expense	9.3	0.2

Income from continuing operations	21.9	12.0
Discontinued operations: Income from real estate to be disposed of, net of income tax expense of $2.1 million	4.0	—

Net income	25.9	12.0

Other comprehensive income, net	9.8	45.9

Comprehensive income	$35.7	$57.9

See accompanying notes to unaudited interim condensed consolidated financial statements.

MONY HOLDINGS, LLC AND SUBSIDIARY

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN MEMBER’S EQUITY

For the Six-month Period Ended June 30, 2003

	Member’s Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholder’s Equity
	($ in millions)
Balance, December 31, 2002	$1,762.4	$(96.1)	$55.6	$1,721.9
Comprehensive income:
Net Income		25.9		25.9
Other comprehensive income(1)				9.8

Comprehensive income				35.7

Balance, June 30, 2003	$1,762.4	$(70.2)	$65.4	$1,757.6

(1)	Represents net unrealized gains/(losses) on investments net of the effect of unrealized gains on deferred policy acquisition cost, reclassification adjustments, and changes in minimum pension liability and taxes.

See accompanying notes to unaudited interim condensed consolidated financial statements.

MONY HOLDINGS, LLC AND SUBSIDIARY

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six-month Periods Ended June 30, 2003 and 2002

	2003	2002
	($ in millions)
Net cash provided by/(used in) operating activities	$22.6	$(4.0)
Cash flows from investing activities:
Sales, maturities or repayments of:
Fixed maturity securities	1,033.2	548.6
Equity securities	29.1	9.8
Mortgage loans on real estate	252.9	141.1
Policy loans, net	15.5	17.0
Other invested assets	55.1	7.9
Acquisitions of investments:
Fixed maturity securities	(1,346.4)	(783.2)
Equity securities	(23.1)	(14.0)
Mortgage loans on real estate	(187.4)	(101.9)
Property, plant and equipment, net	(12.0)	(9.1)
Other, net	(35.7)	(13.0)

Net cash used in investing activities	(218.8)	(196.8)

Cash flows from financing activities:
Issuance of demand note payable to affiliate	0.0	300.0
Funding of debt service coverage account	6.3	(60.0)
Debt issuance costs	(0.4)	(7.7)
Proceeds of demand note payable to member	0.0	169.1
Receipts from annuity and universal life policies credited to policyholders’ account balances(1)	562.0	511.2
Return of policyholder account balances on annuity and universal life policies(1)	(355.4)	(414.9)
Dividends paid to members	0.0	(232.3)

Net cash provided by financing activities	212.5	265.4

Net increase in cash and cash equivalents	16.3	64.6
Cash and cash equivalents, beginning of period	223.7	305.0

Cash and cash equivalents, end of period	$240.0	$369.6

(1)	Includes exchanges to a new Flexible Premium Variable Annuity product series.

See accompanying notes to unaudited interim condensed consolidated financial statements

MONY HOLDINGS, LLC AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of Business:

On February 27, 2002, the MONY Group, Inc. (“MONY Group”) formed MONY Holdings, LLC (“MONY Holdings”) as a downstream, wholly owned, holding company of the MONY Group. MONY Group formed MONY Holdings for the purpose of issuing debt tied to the performance of the Closed Block Business (“CBB”) (see Note 7) within MONY Life Insurance Company (“MONY Life”), formerly known as The Mutual Life Insurance Company of New York. On April 30, 2002, the date MONY Holdings commenced its operations, MONY Holdings, through a structured financing tied to the performance of the CBB within MONY Life, issued $300.0 million of floating rate insured debt securities (the “Insured Notes”) in a private placement and MONY Group, pursuant to the terms of the structured financing, transferred all of its ownership interest in MONY Life to MONY Holdings. Other than activities related to servicing the Insured Notes in accordance with the Insured Notes indenture and its ownership interest in MONY Life, MONY Holdings has no operations and engages in no other activities.

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

MONY Holdings through its subsidiary MONY Life (MONY Holdings, LLC and its subsidiary are collectively referred to herein as the “Company”), provides life insurance, annuities, corporate-owned and bank-owned life insurance (COLI and BOLI), mutual funds, securities brokerage, and business and estate planning. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by its principal life insurance operating subsidiary, and (ii) financial advisors and account executives of its securities broker dealer subsidiaries. The Company’s Wholesale channel is comprised of (i) MONY Partners, a division of MONY Life, (ii) independent third party insurance brokerage general agencies and securities broker dealers and (iii) its corporate marketing team which markets COLI and BOLI products. For the six-month period ended June 30, 2003, Retail distribution accounted for approximately 19.2%, and 42.6% of sales of protection and accumulation products, respectively, while Wholesale distribution accounted for 80.8% and 57.4% of sales of protection and accumulation products, respectively. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico, and currently insures or provides other financial services to more than one million individuals.

MONY Life’s principal wholly owned direct and indirect operating subsidiaries include: (i) MONY Life Insurance Company of America (“MLOA”), an Arizona domiciled life insurance company, (ii) Enterprise Capital Management (“Enterprise”), a distributor of both proprietary and non-proprietary mutual funds, (iii) U.S. Financial Life Insurance Company (“USFL”), an Ohio domiciled insurer underwriting specialty risk life insurance business, (iv) MONY Securities Corporation (“MSC”), a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force,

MONY HOLDINGS, LLC AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(v) Trusted Securities Advisors Corp., which distributes investment products and services through a network of accounting professionals, (vi) MONY Brokerage, Inc., a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so they can more fully meet the insurance and investment needs of their customers, and (vii) MONY Consultoria e Corretagem de Seguros Ltda., a Brazilian domiciled insurance brokerage subsidiary, which principally provides insurance brokerage services to unaffiliated third party insurance companies in Brazil, (viii) MONY Bank & Trust Company of the Americas, Ltd., a Cayman Islands bank and trust company, which provides investment and trust services to nationals of certain Latin American countries, and (ix) MONY Life Insurance Company of the Americas, Ltd., a Cayman Islands based insurance company, which provides life insurance and annuity products to nationals of certain Latin American countries.

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

The interim financial data as of June 30, 2003 and for the six-months ended June 30, 2003 and 2002 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of results for the interim periods.

MONY HOLDINGS, LLC AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure and amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The disclosure provisions for this Statement are effective for interim periods beginning after December 15, 2002. The transition provisions of this statement are effective for financial statements for fiscal years ending after December 31, 2002. As of June 30, 2003, the Company has not adopted the fair value based method of accounting for stock based compensation.

In April 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 is not expected to have a material impact on the Company’s results of operations and financial position.

In April 2003, the FASB issued SFAS 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). DIG B36 addresses the need to separately account for an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from modified coinsurance or similar arrangements. Paragraph 12.a. of SFAS 133 indicates that an embedded derivative must be separated from the host contract (“bifurcated”) if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 concludes that bifurcation is necessary in a modified coinsurance arrangement because the yield on the receivable and payable is based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The effective date of implementation is the first day of the first fiscal quarter beginning after September 15, 2003, with earlier application as of the beginning of a fiscal quarter permitted. The adoption of DIG B36 is not expected to have a material impact on the Company’s results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity’s classification of the following free-standing instruments: (i) mandatory redeemable instruments, (ii) financial instruments to repurchase an entity’s own equity instruments, (iii) financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (a) a fixed monetary amount known at inception or (b) something other than changes in its own equity instruments. SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all

MONY HOLDINGS, LLC AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company’s results of operations and financial position.

In July 2003 the American Institute of Certified Public Accountants issued Statement of Position 03-1 Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). SOP 03-1 provides guidance relating to (i) separate account presentation, (ii) accounting for an insurance enterprise’s interest in separate accounts, (iii) gains and losses on the transfer of assets from the general account, (iv) liability valuation, (v) return based on a contractually referenced pool of assets or index, (vi) determining the significance of mortality and morbidity risk and classification of contracts that contain death or other insurance benefit features, (vii) accounting for contracts that contain death or other insurance benefit features, (viii) accounting for reinsurance and other similar contracts, (ix) accounting for annuitization benefits, (x) sales inducements to contract holders, and (xi) disclosures in the financial statements of an insurance enterprise regarding (a) separate account assets and liabilities, (b) the insurance enterprise’s accounting policy for sales inducements, and (c) the nature of the liabilities and methods and assumptions used in estimating any contract benefits recognized in excess of the account balance. SOP 03-1 is effective for financial statements for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. The adoption of SOP 03-1 is not expected to have a material impact on the Company’s results of operations and financial position.

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

MONY HOLDINGS, LLC AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Accumulation Products segment primarily includes flexible premium variable annuities, single and flexible premium deferred annuities, single premium immediate annuities, proprietary mutual funds, investment management services, and certain other financial services products.

The Company’s Other Products segment primarily consists of a securities broker-dealer operation, an insurance brokerage operation, and the run-off businesses. The securities broker-dealer operation markets the Company’s proprietary investment products and, in addition, provides customers of the Company’s protection and accumulation products access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities). The insurance brokerage operation provides the Company’s career agency force with access to variable life, annuity, small group health and specialty insurance products written by other carriers to more fully meet the insurance and investment needs of its customers. The run-off businesses primarily consist of group life and health business, as well as group pension business that was not included in the Group Pension Transaction (See Note 4).

Set forth in the table below is certain financial information with respect to the Company’s operating segments as of June 30, 2003 and December 31 2002 and for each of the three and six-month periods ended June 30, 2003 and 2002, as well as amounts not allocated to the segments. Except for various allocations discussed below, the accounting policies of the segments are the same as those described in the summary of significant accounting policies in the audited financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2002. The Company evaluates the performance of each operating segment based on profit or loss from operations before income taxes and nonrecurring items (e.g. items of an unusual or infrequent nature). The Company does not allocate nonrecurring items to the segments. In addition, all segment revenues are from external customers.

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

Amounts reported as “reconciling amounts” in the table below primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans and (ii) revenues and expenses of MONY Holdings and (iii) a charge of $1.1 million in 2003 associated with the merging of some of the Company’s asset management operations (see note 10).

MONY HOLDINGS, LLC AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Summary Financial Information

	For the Three-month Periods Ended June 30,		For the Six-month Periods Ended June 30,
	2003	2002	2003	2002
	($ in millions)
Premiums:
Protection Products	$164.7	$164.5	$325.5	$324.9
Accumulation Products	7.2	3.3	10.9	4.8
Other Products	1.9	2.1	4.2	4.6

	$173.8	$169.9	$340.6	$334.3

Universal life and investment-type product policy fees:
Protection Products	$44.0	$39.8	$86.4	$75.5
Accumulation Products	10.6	12.6	20.5	24.7
Other Products	(0.1)	0.1	0.6	1.3

	$54.5	$52.5	$107.5	$101.5

Net investment income and net realized gains on investments(2):
Protection Products	$173.3	$130.6	$325.5	$284.1
Accumulation Products	29.7	14.0	54.7	34.6
Other Products	7.2	1.8	12.2	8.1
Reconciling amounts	5.2	4.0	10.4	9.2

	$215.4	$150.4	$402.8	$336.0

Other income:
Protection Products(3)	$14.4	$5.0	$15.1	$18.4
Accumulation Products	26.6	25.8	48.7	51.6
Other Products	19.0	15.1	34.1	28.7
Reconciling amounts	1.0	1.3	2.8	2.9

	$61.0	$47.2	$100.7	$101.6

Benefits to policyholders and interest credited to policyholders’ account balances:
Protection Products	$213.1	$198.5	$410.8	$389.9
Accumulation Products	26.4	23.2	51.5	39.8
Other Products	4.7	3.8	10.5	12.1
Reconciling amounts	1.0	1.9	2.6	4.2

	$245.2	$227.4	$475.4	$446.0

Amortization of deferred policy acquisition costs:
Protection Products	$28.0	$30.2	$55.6	$57.1
Accumulation Products	0.8	7.8	4.2	13.7

	$28.8	$38.0	$59.8	$70.8

Income/(loss) before income taxes(2):
Protection Products	14.7	$4.8	24.1	$32.2
Accumulation Products	15.1	(6.8)	19.0	1.3
Other Products	1.2	(9.4)	(3.6)	(17.4)
Reconciling amounts	(1.2)	(3.2)	(2.2)	(3.9)

	$29.8	$(14.6)	$37.3	$12.2

MONY HOLDINGS, LLC AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of June 30, 2003	As of December 31, 2002
	($ in millions)
Assets(1):
Protection Products	$12,545.4	$12,258.0
Accumulation Products	4,832.7	4,521.8
Other Products	859.3	988.2
Reconciling amounts	950.6	809.9

	$19,188.0	$18,577.9

Deferred policy acquisition costs:
Protection Products	$1,083.3	$1,093.3
Accumulation Products	143.0	133.1

	$1,226.3	$1,226.4

Future policy benefits:
Protection Products	$7,575.5	$7,543.3
Accumulation Products	197.1	188.6
Other Products	195.8	203.1
Reconciling amounts	14.8	14.9

	$7,983.2	$7,949.9

Unearned premiums:
Protection Products	$53.7	$54.7
Accumulation Products	—	—
Other Products	2.5	2.6
Reconciling amounts	—	—

	$56.2	$57.3

Policyholders’ balances and other policyholders’ liabilities:
Protection Products	$1,694.1	$1,629.8
Accumulation Products	1,363.4	1,225.5
Other Products	148.9	155.7
Reconciling amounts	0.3	0.6

	$3,206.7	$3,011.6

Separate account liabilities(1):
Protection Products	$709.3	$604.6
Accumulation Products	2,853.0	2,699.0
Other Products	320.4	298.1
Reconciling amounts	529.1	535.9

	$4,411.8	$4,137.6

(1)	Each segment includes separate account assets in an amount not less than the corresponding liability reported.
(2)	Amounts reported in 2003 include pre-tax gains from discontinued operations of $2.6 million and $6.1 million for the three and six-month periods ended June 30, 2003, respectively, of which $2.2 million and $5.2 million, $0.2 million and $0.6 million, and $0.2 million and $0.3 million has been allocated to the Protection Products, Accumulation Products and Other Products segments, respectively, for each of the three and six-month periods ended June 30, 2003 and 2002.
(3)	Includes Group Pension Profits in 2002.

MONY HOLDINGS, LLC AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of premiums and universal life and investment-type product policy fees by product for the three and six-month periods ended June 30, 2003 and 2002.

	Three-month Periods Ended June 30,		Six-month Periods Ended June 30,
	2003	2002	2003	2002
	($ in millions)
Premiums:
Individual life	$164.7	$164.5	$325.3	$324.9
Group insurance	1.9	2.1	4.2	4.6
Disability income insurance	0.1	0.1	0.2	0.2
Other	7.1	3.2	10.9	4.6

Total	$173.8	$169.9	$340.6	$334.3

Universal life and investment-type product policy fees:
Universal life	21.4	$14.5	$39.6	$32.8
Variable universal life	20.1	23.2	42.0	38.2
Group universal life	2.5	2.2	4.8	4.6
Individual variable annuities	10.6	12.6	20.5	24.7
Individual fixed annuities	(0.1)	0.0	0.6	1.2

Total	$54.5	$52.5	$107.5	$101.5

4.    The Group Pension Transaction:

The following sets forth certain summarized financial information regarding the components of revenue and expense comprising the Group Pension Profits relating to the Group Pension Transaction for the periods indicated.

	For the Three-month Periods Ended June 30,		For the Six-month Periods Ended June 30,
	2003	2002	2003	2002
	($ in millions)
Revenues:
Product policy fees	$—	$4.6	$—	$9.3
Net investment income	—	22.6	—	45.8
Net realized gains on investments	—	0.3	—	0.1

Total Revenues	—	27.5	—	55.2
Benefits and Expenses:
Interest credited to policyholders’ account balances	—	16.6	—	32.4
Other operating costs and expenses	—	3.4	—	7.6

Total benefits and expenses	—	20.0	—	40.0

Group Pension Profits	$—	$7.5	$—	$15.2

MONY HOLDINGS, LLC AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy’s termination had, an ownership interest in a whole or universal life insurance policy issued by MONY Life and MLOA and sold on an alleged “vanishing premium” basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, MONY Life and MLOA filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts. While most of the cases before the District Court have been held in abeyance pending the outcome in Goshen, in June 2003, the Court granted plaintiffs in two of the constituent cases (the McLean and Snipes cases) leave to amend their complaints to delete all class action claims and allegations other than those predicated on alleged violations of the Massachusetts and Illinois consumer protection statutes. MONY Life and MLOA have been granted leave to file a dispositive motion dismissing these claims, brought on behalf of putative state-wide classes comprised of Massachusetts and Illinois purchasers only.

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

MONY HOLDINGS, LLC AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MONY Life and MLOA intend to defend themselves vigorously against these claims. There can be no assurance, however, that the present litigation relating to sales practices will not have a material adverse effect on them.

(ii)  In July 2002, pursuant to a jury verdict, the Company was found liable and ordered to pay a former joint venture partner some of the proceeds distributed to the Company from the disposition of a real estate asset in 1999, which was formerly owned by the joint venture. As a result of the verdict, which the Company appealed, the Company recorded a charge aggregating $13.7 million pre-tax in its results of operations for the quarter ended June 30, 2002. Approximately, $6.8 million of this charge was reflected in the income statement caption entitled “net realized gains/(losses) on investments” because it represented the return of proceeds originally included in the determination of the realized gain recognized by the Company in 1999 upon receipt of the aforementioned distribution. The balance of the charge, which was reflected in the income statement caption entitled “other operating costs and expenses” represented management’s best estimate of the interest that the court would have required the Company to pay its former joint venture partner, as well as legal costs. In the first quarter of 2003, the Company settled the litigation for approximately $4.3 million less than the provision previously recorded. Accordingly, during the first quarter of 2003, the Company reversed such over-accrual to income, approximately $3.0 million of which was recorded as realized gains and $1.0 million as a reduction to other expenses. The Company’s appeal was subsequently withdrawn.

(iii)  In December 2002 the Securities and Exchange Commission and self-regulatory organizations (National Association of Securities Dealers) directed all broker-dealers, including the Company, to evaluate their procedures with respect to mutual fund sales charge breakpoints. Management does not believe that the outcome of its evaluation, including any determination it may make with respect to sales charges paid by its customers, will have a material adverse effect on the Company’s results of operations, cash flows, or financial position.

(iv)  It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of the settlement, or re-evaluation of, the matters discussed above. Management believes, however, that the ultimate payments in connection with such matters should not have a material adverse effect on the Company’s financial statements. In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages) in connection with its business. In the opinion of management of the Company, resolution of contingent liabilities, income taxes and other matters will not have a material adverse effect on the Company’s results of operations or financial position.

(v)  At June 30, 2003, the Company had commitments to fund the following: $106.0 million of equity partnership investments, $49.5 million private fixed maturity securities with interest rates ranging from 4.3% to 6.6%, $17.2 million of fixed rate agricultural loans with periodic interest rate reset dates with initial rates ranging from 5.1% to 6.4%, $129.5 million fixed and floating rate commercial mortgages with interest rates ranging from 3.4% to 8.0% and $15.2 million of mezzanine financing with pay rates ranging from 10.0% to 13.0%.

MONY HOLDINGS, LLC AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Closed Block:

On November 16, 1998, MONY Life, pursuant to the New York Insurance Law, established a closed block (the “Closed Block”) of certain participating insurance policies (the “Closed Block in force business”) as defined in its plan of demutualization. In conjunction therewith, MONY Life allocated assets to the Closed Block that are expected to produce cash flows which, together with anticipated revenues from the Closed Block in force business, are expected to be sufficient to support the Closed Block in force business, including but not limited to the payment of claims and surrender benefits, certain expenses and taxes, and for the continuation of dividend scales in effect at the date of MONY Life’s demutualization (assuming the experience underlying such dividend scales continues), and for appropriate adjustments in such scales if the experience changes. To determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for the aforementioned payments, MONY Life forecasted the expected cash flows from the Closed Block in force business and mathematically determined the cash flows that would need to be provided from assets allocated to the Closed Block to fully fund the aforementioned payments. Assets were then allocated to the Closed Block accordingly. The aforementioned forecast consists of a cash flow projection for each year over the estimated life of the policies in the Closed Block. The earnings from such expected cash flows from the Closed Block in force business and the assets allocated to the Closed Block are referred to as the “glide path earnings”.

The cash flows from the assets allocated to the Closed Block and the revenues generated in the closed block inure solely to the benefit of the owners of policies included in the Closed Block. The assets and liabilities allocated to the Closed Block are recorded in the Company’s financial statements at their historical carrying values. The carrying value of the assets allocated to the Closed Block are less than the carrying value of the Closed Block liabilities at the effective date of MONY Life’s demutualization. The excess of the Closed Block liabilities over the Closed Block assets at the effective date of MONY Life’s demutualization represents the total estimated future post-tax contribution expected to emerge from the operation of the Closed Block, which will be recognized in MONY Life’s income over the period the policies and the contracts in the Closed Block remain in force.

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

However, because the decision to increase or decrease dividend scales is based on revised estimates as to the ultimate profitability of the business, such actions will not necessarily coincide with periodic reports of the results of the Closed Block. Accordingly, actual earnings that emerge from the Closed Block may either be more or less

MONY HOLDINGS, LLC AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

than the expected Closed Block earnings (or glide path earnings). In accordance with Statement of Position 00-3 “Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and for Certain Long-Duration Participating Contracts”, actual Closed Block earnings in excess of expected Closed Block earnings (or the glide path earnings) in any period are recorded as an additional liability to Closed Block policyholders (referred to as the “deferred dividend liability”) because such excess earnings inure solely to the benefit of the policyholders in the Closed Block. If actual Closed Block earnings are less than expected Closed Block earnings (or the glide path earnings) in any period, the difference is charged against the balance of any existing deferred dividend liability. If the deferred dividend liability is not sufficient to absorb the difference, it remains in earnings for the period and an adjustment will be made to get back on the glide path when earnings emerge in future periods that are sufficient to offset such remaining accumulated difference or through a subsequent reduction in dividend scales. The deferred dividend liability was $66.5 million at June 30, 2003.

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

The following tables set forth certain summarized financial information relating to the Closed Block, as of and for the periods indicated:

	As of June 30, 2003	As of December 31, 2002
	($ in millions)
Assets:
Fixed Maturity Securities:
Available for sale, at estimated fair value (amortized cost; $3,988.4 and $3,873.2 respectively)	$4,370.7	$4,160.9
Mortgage loans on real estate	601.7	633.6
Real estate to be held for investment	10.4	8.3
Policy loans	1,100.1	1,119.0
Cash and cash equivalents	38.4	59.2
Other invested assets	10.0	0.9
Premiums receivable	7.8	11.1
Deferred policy acquisition costs	382.9	430.5
Other assets	209.3	210.5

Total Closed Block assets	$6,731.3	$6,634.0

	As of June 30, 2003	As of December 31, 2002
	($ in millions)
Liabilities:
Future policy benefits	$6,905.7	$6,901.4
Policyholders’ account balances	290.1	291.6
Other policyholders’ liabilities	142.0	159.1
Other liabilities	444.9	328.0

Total Closed Block liabilities	$7,782.7	$7,680.1

MONY HOLDINGS, LLC AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Three-month Periods Ended June 30,		For the Six-month Periods Ended June 30,
	2003	2002	2003	2002
	($ in millions)
Revenues:
Premiums	$119.4	$127.6	$232.6	$248.0
Net investment income	104.1	98.5	203.0	196.7
Net realized gains/(losses) on investments	1.0	(1.8)	6.6	(2.9)
Other income	0.3	0.5	0.7	0.9

Total revenues	224.8	224.8	442.9	442.7

Benefits and Expenses:
Benefits to policyholders	140.0	142.7	271.6	274.8
Interest credited to policyholders’ account balances	2.1	2.1	4.5	4.2
Amortization of deferred policy acquisition cost	12.0	12.5	20.8	24.2
Dividends to policyholders	59.3	56.0	120.0	116.2
Other operating costs and expenses	1.3	2.0	2.7	3.1

Total benefits and expenses	214.7	215.3	419.6	422.5

Contribution from the Closed Block	$10.1	$9.5	$23.3	$20.2

For the three-month periods ended June 30, 2003 and 2002, there were $5.6 million and $6.1 million, respectively, in charges for other than temporary impairments on fixed maturity securities in the Closed Block with no net effect on the operations of the Company. For the six-month periods ended June 30, 2003 and 2002, there were $8.1 million and $6.1 million, respectively, in charges for other than temporary impairments on fixed maturity securities in the Closed Block with no net effect on the operations of the Company.

7.    The Closed Block Business:

The CBB is comprised of certain amounts within MONY Holdings and MONY Life. Within MONY Holdings, the CBB includes: (i) the Insured Notes, (ii) the capitalized costs of issuing the Insured Notes, (iii) the DSCA Sub-account CBB (see Note 8), (iv) the Swap, and (v) the Insurance Policy (see Note 1). Within MONY Life, the CBB includes: (i) the Closed Block discussed in Note 6 and (ii) an amount of capital (hereafter referred to as “Surplus and Related Assets”) outside the Closed Block, but within MONY Life, that when aggregated with the assets and liabilities in the Closed Block results in an aggregate carrying value of assets in the CBB within MONY Life in excess of the carrying value of the liabilities in the CBB within MONY Life. The amount by which the assets in the CBB within MONY Life exceed the liabilities in the CBB within MONY Life represents a sufficient amount of capital based on regulatory standards to support the CBB within MONY Life. All business of MONY Holdings and its subsidiary, MONY Life, consolidated, other than the CBB, is defined in the note indenture as the Ongoing Business (“OB”). The determination of the amount of Surplus and Related Assets was based on Statutory Accounting Practices as required by the note indenture. As the Closed Block’s results of operations emerge, an equal amount of the Surplus and Related Assets is intended to become available to the OB. The investment of the Surplus and Related Assets is restricted to permitted investments and subject to certain concentration limitations as outlined in the note indenture (see Note 8).

MONY HOLDINGS, LLC AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth certain summarized financial information attributable to the OB and the CBB of MONY Holdings and its subsidiary, MONY Life, on a consolidated basis as of June 30, 2003 and December 31, 2002 and for the three and six-month periods ended June 30, 2003 and 2002:

	As of June 30, 2003
	Ongoing Business	Closed Block Business	Total
	($ in millions)
Assets:
Fixed maturity securities available for sale, at fair value	$2,483.2	$5,825.9	$8,309.1
Equity securities available for sale, at fair value	257.4	—	257.4
Mortgage loans on real restate	914.2	910.4	1,824.6
Real estate to be disposed of	0.5	—	0.5
Real estate held for investment	170.0	10.5	180.5
Other invested assets	88.9	26.5	115.4
Policy loans	97.0	1,100.1	1,197.1
Debt service coverage account—OB	66.5	—	66.5
Debt service coverage account—CBB	—	1.9	1.9
Cash and cash equivalents	173.7	66.3	240.0
Accrued investment income	54.7	150.7	205.4
Amounts due from reinsurers	515.0	88.9	603.9
Deferred policy acquisition costs	843.4	382.9	1,226.3
Other assets	529.3	15.3	544.6
Separate account assets	4,414.8	—	4,414.8

Total assets	$10,608.6	$8,579.4	$19,188.0

Liabilities:
Future policy benefits	$1,077.5	$6,905.7	$7,983.2
Policyholders’ account balances	2,698.3	290.0	2,988.3
Other policyholders’ liabilities	132.6	142.0	274.6
Other liabilities	740.0	515.6	1,255.6
Long term debt	216.9	300.0	516.9
Separate account liabilities	4,411.8	—	4,411.8

Total liabilities.	$9,277.1	$8,153.3	$17,430.4

MONY HOLDINGS, LLC AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2002
	Ongoing Business	Closed Block Business	Total
	($ in millions)
Assets:
Fixed maturity securities available for sale, at fair value	$2,248.4	$5,579.8	$7,828.2
Equity securities available for sale, at fair value	247.7	—	247.7
Mortgage loans on real restate	927.0	950.4	1,877.4
Real estate to be disposed of	26.8	—	26.8
Real estate held for investment	171.9	8.3	180.2
Other invested assets	82.9	14.4	97.3
Policy loans	93.5	1,119.0	1,212.5
Debt service coverage account—OB	64.7	—	64.7
Debt service coverage account—CBB	—	9.4	9.4
Cash and cash equivalents	128.7	95.0	223.7
Accrued investment income	54.3	149.7	204.0
Amounts due from reinsurers	602.5	92.7	695.2
Deferred policy acquisition costs	795.9	430.5	1,226.4
Other assets	526.1	17.7	543.8
Separate account assets	4,140.6	—	4,140.6

Total assets	$10,111.0	$8,466.9	$18,577.9

Liabilities:
Future policy benefits	$1,048.5	$6,901.4	$7,949.9
Policyholders’ account balances	2,488.1	291.6	2,779.7
Other policyholders’ liabilities	130.1	159.1	289.2
Other liabilities	761.5	421.2	1,182.7
Long term debt	216.9	300.0	516.9
Separate account liabilities	4,137.6	—	4,137.6

Total liabilities	$8,782.7	$8,073.3	$16,856.0

MONY HOLDINGS, LLC AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Three-month Period Ended June 30, 2003
	Ongoing Business	Closed Block Business(1)	Total
	($ in millions)
Revenues:
Premiums	$54.4	$119.4	$173.8
Universal life and investment-type product policy fees	54.5	—	54.5
Net investment income	68.2	129.6	197.8
Net realized gains on investments	11.5	3.5	15.0
Other income	60.7	0.3	61.0

Total revenues	249.3	252.8	502.1

Benefits and Expenses:
Benefits to policyholders	71.1	140.1	211.2
Interest credited to policyholders’ account balances	31.9	2.1	34.0
Amortization of deferred policy acquisition cost	16.8	12.0	28.8
Dividends to policyholders	1.1	59.3	60.4
Other operating costs and expenses	111.9	28.6	140.5

Total benefits and expenses	232.8	242.1	474.9

Net income from continuing operations before income taxes	$16.5	$10.7	$27.2

	For the Three-month Period Ended June 30, 2002
	Ongoing Business	Closed Block Business(2)	Total
	($ in millions)
Revenues:
Premiums	$42.2	$127.7	$169.9
Universal life and investment-type product policy fees	52.5	—	52.5
Net investment income	47.0	128.9	175.9
Net realized losses on investments	(10.9)	(14.6)	(25.5)
Group Pension Profits	7.5	—	7.5
Other income	39.1	0.6	39.7

Total revenues	177.4	242.6	420.0

Benefits and Expenses:
Benefits to policyholders	56.7	142.8	199.5
Interest credited to policyholders’ account balances	25.8	2.1	27.9
Amortization of deferred policy acquisition cost	25.5	12.5	38.0
Dividends to policyholders	0.9	55.9	56.8
Other operating costs and expenses	106.3	6.1	112.4

Total benefits and expenses	215.2	219.4	434.6

Net (loss)/income from continuing operations before income taxes	$(37.8)	$23.2	$(14.6)

MONY HOLDINGS, LLC AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Six-month Period Ended June 30, 2003
	Ongoing Business	Closed Block Business(1)	Total
	($ in millions)
Revenues:
Premiums	$108.0	$232.6	$340.6
Universal life and investment-type product policy fees	107.5	—	107.5
Net investment income	114.7	255.2	369.9
Net realized gains on investments	16.6	10.2	26.8
Other income	100.0	0.7	100.7

Total revenues	446.8	498.7	945.5

Benefits and Expenses:
Benefits to policyholders	135.9	271.6	407.5
Interest credited to policyholders’ account balances	63.3	4.6	67.9
Amortization of deferred policy acquisition cost	39.0	20.8	59.8
Dividends to policyholders	2.3	120.0	122.3
Other operating costs and expenses	199.4	57.4	256.8

Total benefits and expenses	439.9	474.4	914.3

Net income from continuing operations before income taxes	$6.9	$24.3	$31.2

	For the Six-month Period Ended June 30, 2002
	Ongoing Business	Closed Block Business(2)	Total
	($ in millions)
Revenues:
Premiums	$86.3	$248.0	$334.3
Universal life and investment-type product policy fees	101.5	—	101.5
Net investment income	136.8	227.1	363.9
Net realized losses on investments	(12.3)	(15.6)	(27.9)
Group Pension Profits	15.2	—	15.2
Other income	85.5	0.9	86.4

Total revenues	413.0	460.4	873.4

Benefits and Expenses:
Benefits to policyholders	115.4	274.8	390.2
Interest credited to policyholders’ account balances	51.6	4.2	55.8
Amortization of deferred policy acquisition cost	46.6	24.2	70.8
Dividends to policyholders	2.1	116.2	118.3
Other operating costs and expenses	218.9	7.2	226.1

Total benefits and expenses	434.6	426.6	861.2

Net (loss)/income from continuing operations before income taxes	$(21.6)	$33.8	$12.2

(1)	Includes: (i) revenues and expenses associated with the DSCA, the Insured Notes, and the Swap, (ii) the net contribution to income from the Surplus and Related Assets, and (iii) the results of operations from the Closed Block.
(2)	Includes: (i) revenues and expenses associated with the DSCA, the Insured Notes, and the Swap for the period from April 30, 2002 (the date of MONY Holdings’ commencement of operations), (ii) the net contribution to income from the Surplus and Related Assets from April 30, 2002 (the date of MONY Holdings’ commencement of operations), and (iii) the results of operations from the Closed Block from January 1, 2002.

MONY HOLDINGS, LLC AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The statutory surplus of MONY Life as of June 30, 2003 was $871.7 million, of which $386.5 million was attributable to the OB and $485.2 million was attributable to the CBB. The statutory net gain from operations of MONY Life for the three and six-month periods ended June 30, 2003, was $19.1 million and $37.8 million, of which $(1.3) million and $(11.8) million was attributable to the OB and $20.4 million and $49.6 million was attributable to the CBB. The net gain from operations attributable to the CBB includes: (i) the net contribution to income from the Surplus and Related Assets, and (ii) the results of operations from the Closed Block.

8.    The Insured Notes:

Dividends from MONY Life are the principal source of cash inflow that will enable MONY Holdings to meet its obligations under the Insured Notes. The ability of MONY Life to declare and pay MONY Holdings a dividend is governed by the Insurance Law of the State of New York. The Insurance Law of the State of New York permits a stock life insurance company to pay dividends each calendar year, without the prior approval of the superintendent of the insurance department, in an amount equal to the lesser of (a) ten percent of its “policyholders’ surplus” as of the end of the preceding calendar year or, (b) the company’s “net gain from operations” for the preceding calendar year (not including realized capital gains), as determined in accordance with Statutory Accounting Practices prescribed or permitted by the Insurance Department of the State of New York (hereafter referred to as the “NY Dividend Statute”). The maximum allowable dividend from MONY Life to MONY Holdings in 2003 without regulatory approval is $90.6 million.

In addition, pursuant to the note indenture, dividends to MONY Holdings from MONY Life are required to be allocated between the OB and the CBB. This allocation, while principally based on separately applying the NY Dividend Statute to the “policyholders’ surplus” and “net gain from operations” attributable to the OB and the CBB, is subject to certain adjustments described in the note indenture. The amount of the dividend attributable to the CBB is required to be deposited in the DSCA—Sub-account CBB. As described in the note indenture, the amount of the dividend deposited in the DSCA—Sub-account CBB will not generally be available for dividend to the MONY Group until all the obligations to pay principal, interest and other amounts on the Insured Notes are fully extinguished. Under limited circumstances, if the fair value of the DSCA exceeds amounts set forth in the note indenture, such excess can become available for dividend to the MONY Group. The amount of such dividend attributable to the OB will generally be available to MONY Holdings to pay dividends to the MONY Group. Accordingly, where applicable, financial information presented herein has been segregated between amounts attributable to the OB and to the CBB to assist readers of the financial statements in evaluating the relative contributions to MONY Life’s dividend from the OB and the CBB, respectively. See Notes 1 and 7 for additional information regarding the Insured Notes.

9.    Stock-Based Compensation:

Stock Incentive Plans

1998 Stock Incentive Plan and 2002 Stock Option Plan

In November 1998, upon approval of the New York Insurance Department, MONY Group adopted the 1998 Stock Incentive Plan (the “1998 SIP”) for employees of the Company and certain of its career financial professionals. As a condition for its approval of the 1998 SIP, the New York Insurance Department restricted options under the plan to no more than 5 percent of the shares of MONY Group’s common stock outstanding as of the date of its initial public offering (2,361,908 shares). Options granted under the 1998 SIP may be Incentive Stock Options (“ISOs”) qualifying under Section 422(a) of the Internal Revenue Code or Non-Qualified Stock Options (“NQSOs”).

MONY HOLDINGS, LLC AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the 1998 SIP, options may be granted at a price not less than 100% of the fair value of MONY Group’s common stock as determined on the date of grant. In addition, one-third of each option granted pursuant to the 1998 SIP shall become exercisable on each of the first three anniversaries following the date such option is granted and will remain exercisable for a period not to exceed 10 years from the date of grant. As of June 30, 2003, options to acquire 2,353,993 million common shares of the MONY Group had been issued under the 1998 SIP. Options to acquire 1,953,006 common shares remained outstanding as of June 30, 2003.

In May 2002, MONY Group’s shareholders approved the 2002 Stock Option Plan (the “2002 SOP”) and the allocation of 5,000,000 shares of MONY Group common stock for grants under that 2002 SOP Plan. Options granted under the plan may not be exercised, transferred or otherwise disposed of by the grantee prior to December 24, 2003, even if vested. Options granted under the 2002 SOP are NQSO’s. Options may be granted at a price not less than 100% of the fair value of MONY Group’s common stock as determined on the date of grant, and vesting provisions are determined at the discretion of the MONY Group’s board of directors. As of June 30, 2003, options to acquire 2,455,725 common shares of the MONY Group had been issued and 2,432,325 options were outstanding under the 2002 SOP. All options granted through June 30, 2003 under the 2002 SOP vest one-third ratably on the December 31st after each of the first three anniversaries following the date such option was granted, and will remain exercisable for a period not to exceed 10 years from the date of grant.

SFAS 123, issued in October 1995, prescribes accounting and reporting standards for employee stock-based compensation plans, as well as transactions in which an entity issues equity instruments to acquire goods or services from non-employees. However, for employee stock based compensation plans, SFAS 123 permits companies, at their election, to continue to apply the accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), which was issued and effective since 1972. SFAS 123 provides no similar election with respect to transactions in which an entity issues equity instruments to acquire goods or services from non-employees. For companies electing to apply the accounting prescribed by APB 25 to their employee stock-based compensation plans, SFAS 123 requires that pro forma disclosure be made of net income and earnings per share as if the fair value accounting prescribed by SFAS 123 had been adopted. Based on the definition of an “employee” prescribed in the Internal Revenue Code, the Company’s career financial professionals do not qualify as employees.

At the effective date of the initial grants of options pursuant to the 1998 SIP, the Company elected to apply the accounting prescribed by APB 25 to option grants to employees and, accordingly, make the aforementioned pro forma disclosures. Pursuant to the requirements of APB 25, the options granted by the Company under the 1998 SIP to employees qualify as non-compensatory. Accordingly, the Company is not required to recognize any compensation expense with respect to such option grants. With respect to grants of options under the SIP to career financial professionals, the Company adopted the accounting provisions of SFAS 123. Pursuant to the guidance in SFAS 123 and related interpretations, vesting provisions attached to stock based compensation issued to non-employees constitute a performance based condition which requires variable plan accounting. Under variable plan accounting, the fair value of the option grant must be re-measured at the end of each accounting period, until the options are 100 percent vested. Accordingly, the compensation cost charged to expense during any particular accounting period represents the difference between the vested percentage of the fair value of the options at the end of the accounting period and the cumulative compensation cost charged to expense in prior periods. Compensation cost is determined based on the fair value of such options using a Black-Scholes option pricing model (see below for further discussion regarding how fair value is determined). Such compensation cost is required to be recognized over the vesting period. Compensation expense recognized in the statement of income and comprehensive income related to options granted to career financial professionals which were outstanding at June 30, 2003 and 2002 were $0.0 million and $(0.2) million for the three-month periods

MONY HOLDINGS, LLC AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ending June 30, 2003 and 2002, respectively, and $0.1 and $0.0 million for the six-month periods ending June 30, 2003 and 2002, respectively.

The following table presents the net income of the Company on a pro forma basis as if the fair value accounting prescribed by SFAS 123 had been applied to the options granted to employees under the 1998 SIP and outstanding at June 30, 2003 and 2002.

	Three-month Period Ending		Six-month Period Ending
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	($ in millions except per share amounts)
Net income	$20.9	$(11.8)	$26.4	$1.9

The fair value of each option outstanding is estimated using the Black-Scholes option pricing model with the following assumptions: exercise prices ranging from $21.10 to $43.44, dividend yields ranging from 1.04% to 1.65%, expected volatility ranging from 23.5% to 44.4%, range of interest rates from 3.4% to 6.7%. The fair value of options determined using the Black-Scholes pricing model ranged from $6.30 to $18.92 per share at June 30, 2003.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee and career financial professionals options have characteristics different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Restricted Stock Ownership Plan

In May 2001, MONY Group shareholders approved The MONY Group Inc. Restricted Stock Ownership Plan (the “Plan”). Pursuant to the terms of the Plan, management has the authority to grant up to 1,000,000 restricted shares of MONY Group common stock to eligible employees, as defined in the Plan, and to establish vesting and forfeiture conditions relating thereto. During 2002 and 2001, MONY Group granted 97,143 and 352,050 restricted shares, respectively to certain members of management pursuant to the Plan. The 2002 and 2001 awards made under the Plan are conditioned on: (i) the expiration of a vesting period and (ii) an increase in the average per share price of MONY Group common stock above specified targets. In accordance with APB No. 25, compensation expense is recognized on the awards proportionally over the vesting period of the award provided that the condition with respect to the average price of MONY Group common stock is satisfied at the end of any period. In 2003, MONY Group granted 334,050 restricted shares to certain members of management under the Plan. The 2003 awards made under the Plan are conditioned only on the expiration of a vesting period.

10.    Reorganization and Other Charges:

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

MONY HOLDINGS, LLC AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the second quarter of 2003, the Company recorded a charge of $1.1 million consisting of severance and related benefits incurred in connection with the merger of MONY Asset Management, Inc.’s operations into Boston Advisors, Inc., a subsidiary of The Advest Group, Inc. MONY Asset Management, Inc. and The Advest Group, Inc. are subsidiaries of the MONY Group.

Set forth below is certain information regarding the liability recorded in connection with the Company’s restructuring actions as well as the changes therein. Such liability is reflected in Accounts Payable and Other Liabilities on the Company’s consolidated balance sheet.

	December 31, 2002	Charges	Cash Payments	Change in Reserve Estimates	June 30, 2003
	($ in millions)
Restructuring Charges Liability:
Severance benefits	$7.8	$1.1	$(5.7)	$(0.7)	$2.5
Other reorganization charges	4.4	—	(1.8)	0.7	3.3

Total Restructuring Charges Liability	$12.2	$1.1	$(7.5)	$—	$5.8

11.    Subsequent Event

In July 2003, MONY Life paid a dividend to MONY Holdings in the amount of $25.0 million, of which $13.8 million was retained by MONY Holdings in the DSCA Sub-account CBB (see Note 8) and $11.2 million was paid by MONY Holdings in the form of a dividend to MONY Group.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is presented in a condensed disclosure format pursuant to General Instruction H(1)(a) and (b) of Form 10-Q. The management narrative for the Company that follows should be read in conjunction with the Company’s unaudited interim condensed consolidated financial statements and related notes thereto included elsewhere herein, as well as MONY Holdings, LLC’s Form 10-K for the fiscal year ended December 31, 2002 (“MONY Holdings’ 2002 Annual Report”) not included herein.

Organization and Business

MONY Holdings, LLC (“MONY Holdings”) was formed as a downstream, wholly-owned, holding company of The MONY Group Inc. (“MONY Group”) on February 27, 2002 for the purpose of issuing debt tied to the performance of the Closed Block Business (“CBB”), (see Note 8 of the Unaudited Interim Condensed Consolidated Financial Statements of MONY Holdings and Subsidiary for an explanation of the CBB), within MONY Life Insurance Company (“MONY Life”). MONY Holdings and its subsidiary, MONY Life, collectively referred to herein as the “Company”, is a wholly-owned and principal operating subsidiary of MONY Group. On April 30, 2002, concurrent with the commencement of its operations, MONY Holdings in a structured financing tied to the performance of the CBB within MONY Life, issued $300.0 million of floating rate insured debt securities (as the “Insured Notes”) in a private placement and MONY Group, pursuant to the terms of the structured financing, transferred all of its ownership interest in MONY Life to MONY Holdings. Other than activities related to servicing the Insured Notes in accordance with the indenture and its interest in MONY Life, MONY Holdings has no operations and engages in no other activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of MONY Holdings—Liquidity” for further information.

MONY Holdings through its subsidiary MONY Life (MONY Holdings, LLC and its subsidiary are collectively referred to herein as the “Company”), provides life insurance, annuities, corporate-owned and bank-owned life insurance (COLI and BOLI), mutual funds, securities brokerage, and business and estate planning. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by its principal life insurance operating subsidiary, and (ii) financial advisors and account executives of its securities broker dealer subsidiaries. The Company’s Wholesale channel is comprised of (i) MONY Partners, a division of MONY Life, (ii) independent third party insurance brokerage general agencies and securities broker dealers and (iii) its corporate marketing team which markets COLI and BOLI products. For the six-month period ended June 30, 2003, Retail distribution accounted for approximately 19.2%, and 42.6% of sales of protection and accumulation products, respectively, while Wholesale distribution accounted for 80.8% and 57.4% of sales of protection and accumulation products, respectively. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico, and currently insures or provides other financial services to more than one million individuals.

MONY Life’s principal wholly owned direct and indirect operating subsidiaries include: (i) MONY Life Insurance Company of America (“MLOA”), an Arizona domiciled life insurance company, (ii) Enterprise Capital Management (“Enterprise”), a distributor of both proprietary and non-proprietary mutual funds, (iii) U.S. Financial Life Insurance Company (“USFL”), an Ohio domiciled insurer underwriting specialty risk life insurance business, (iv) MONY Securities Corporation (“MSC”), a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force, v) Trusted Securities Advisors Corp., which distributes investment products and services through a network of accounting professionals, (vi) MONY Brokerage, Inc., a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so they can meet the insurance and investment needs of their customers, and (vii) MONY Consultoria e Corretagem de Seguros Ltda., a Brazilian domiciled insurance brokerage subsidiary, which principally provides insurance brokerage services to unaffiliated third party insurance companies in Brazil, (viii) MONY Bank & Trust Company of the Americas, Ltd., a Cayman Islands bank and trust company, which provides investment and trust services to nationals of certain Latin American countries, and (ix) MONY Life Insurance Company of the Americas, Ltd., a Cayman Islands based insurance company, which provides life insurance and annuity products to nationals of certain Latin American countries.

See Notes 1, 7 and 8 to the Unaudited Interim Condensed Consolidated Financial Statements for further information regarding the Company’s organization and business.

General Discussion of Factors Affecting Profitability

The Company derives its revenues principally from: (i) premiums on individual life insurance, (ii) insurance, administrative and surrender charges on universal life and annuity products, (iii) asset management fees from separate account and mutual fund products, (iv) net investment income on general account assets, (v) the Group Pension Profits (which ceased as of December 31, 2002—see Note 4 to the Unaudited Interim Condensed Consolidated Financial Statements), and (vi) commissions from securities and insurance brokerage operations. The Company’s expenses consist of insurance benefits provided to policyholders, interest credited on policyholders’ account balances, dividends to policyholders, the cost of selling and servicing the various products sold by the Company, including commissions to sales representatives (net of any deferrals) and general business expenses.

The Company’s profitability depends in large part upon (i) price movements and trends in the securities markets, (ii) the amount of its assets and its third-party assets under management, (iii) the adequacy of its product pricing (which is primarily a function of competitive conditions, management’s ability to assess and manage trends in mortality and morbidity experience as compared to the level of benefit payments, and its ability to maintain expenses within pricing assumptions), (iv) supply and demand for the kinds of products and services offered by the Company (see Note 3 to the Unaudited Interim Condensed Consolidated Financial Statements included herein for the principal products and services offered by the Company), (v) the maintenance of the Company’s target spreads between credited rates on policyholders’ account balances and the rate of earnings on its investments, (vi) the amount of time purchasers of the Company’s insurance and annuity products hold and renew their contracts with the Company (referred to as “persistency”), which affects the Company’s ability to recover the costs incurred to sell such policies and contracts, (vii) the ability to manage the market and credit risks associated with its invested assets, (viii) returns on venture capital investments, (ix) the investment performance of its mutual fund and variable product offerings, and (x) commission and fee revenue from securities brokerage and operations which fluctuate with trading volume. External factors, such as general economic conditions and the securities markets, as well as legislation and regulation of the insurance marketplace and products, may also affect the Company’s profitability. In addition, downgrades of the claims paying ability ratings of the Company’s insurance subsidiaries by Nationally Recognized Statistical Rating Organizations (“NRSROs”) may affect the Company’s ability to compete in the marketplace for its products and services. Similarly, downgrades of MONY Holdings’ credit ratings may affect the Company’s ability to access the debt markets to raise additional capital, which could affect the Company’s liquidity and ability to support the capital of its insurance subsidiaries.

Potential Forward Looking Risks Affecting Profitability

The results of operations of the Company’s businesses, particularly the businesses comprising its Accumulation Products segment, are highly sensitive to general economic and securities market conditions. These conditions include the level of valuations in the securities markets, the level of interest rates, consumer sentiment, the levels of retail securities trading volume, and the consensus economic and securities market outlook. Set forth below is a discussion of certain matters that may adversely impact the Company’s results of operations in the event of a continuation or worsening of current economic and securities market conditions, as well as other matters that could adversely affect its future earnings.

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

At June 30, 2003 the carrying value of the Company’s DPAC was $1.2 billion. Approximately $143.1 million of this amount pertains to the Company’s annuity in force business. The profit margins from this business, over which the related DPAC is amortized, are particularly sensitive to changes in assumed investment returns and asset valuations. With respect to the investment return assumptions which underlie the amortization of the Company’s variable annuity DPAC, the accounting policy applied, which is referred to as the “reversion to the mean” method, assumes a rate of return over the life of the business of 8.0%. In applying this method, the future assumed rate of return assumption is adjusted based on actual returns to date so that the ultimate rate of return over the expected life of the business is always 8.0%. However, the Company’s policy is to never exceed a future rate of return assumption in excess of 10.0%. Accordingly, the ultimate rate of return over the life of such business may be less than 8.0%. In addition, in applying the “reversion to the mean” method the Company’s policy does not provide for a floor on the assumed future rate of return. Accordingly, actual returns to date sufficiently in excess of the ultimate assumed rate of return of 8.0% may result in a future rate of return assumption that could actually be negative.

While the Company’s current best estimate for the ultimate investment return underlying this business is 8.0%, a sustained or continuing deterioration in the securities markets (whether with regard to investment returns or asset valuations) could require the Company to revise its estimate of the ultimate profitability of this business. This could result in accelerated amortization and/or a charge to earnings to reflect the amount of DPAC which may not be recoverable from the estimated present value of future profits expected to emerge from this business. Such an event, should it occur, may materially affect the Company’s financial position and results of operations.

During the second quarter of 2003, the Company revised its estimate of the ultimate amount of gross profits to be earned from its variable annuity in force block of business. This revision reflects the increase in variable annuity in force account values during the year due primarily to the improvement of the equity securities markets, and an increase in profitability due to increased margins resulting from higher service fee revenues on underlying funds.

The Company’s calculation of variable annuity product DPAC asset balances as of December 31, 2002 incorporated an assumption of 10% returns in 2003 and later for all funds underlying variable annuity products. This assumption is consistent with the “reversion to the mean” method described above. The assumption of future returns impacts the Company’s expectation of both future fee income and future expenses, including the cost of the guaranteed minimum death benefits. The Company’s anticipated earnings for 2003, which were disclosed at its Investment Community Meeting on January 16, 2003, were predicated on a 7.0% return, which built in $3.0 million of variable annuity DPAC unlocking. Within a fairly wide range, any deviation from 7.0% will change earnings by approximately $1.0 million per 1% change in return. For example, a return of 8% would lead to a $1 million gain relative to plan, and a return of 6% would lead to a $1 million loss. However, if the funds were to lose 10% or more of their value, the Company may need to take additional “loss recognition” writeoffs. These writeoffs have a larger immediate impact than DPAC unlocking, in that the entire amount of DPAC deemed non-recoverable must be written off at once, rather than over the life of the product. Every additional drop of 1% in this range would decrease earnings by approximately $2.0 million. For example, 2003 returns of 0% would decrease pre-tax earnings by approximately $11.0 million.

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

Changes in the factors discussed above (particularly, a sustained or continuing decline in the prices of securities or a deterioration in the credit quality of issuers or a deterioration in industry or issuer fundamentals or in the macro economic outlook) may significantly affect the Company’s determination of whether a security is “other than temporarily impaired”, which may require the Company to recognize an “other than temporary impairment” charge that could be material to its financial position and results of operations. See—Investments—Other Than Temporary Impairment Charges On Investments in Fixed Maturity Securities and Common Stocks.

The Company makes investments in partnerships specializing in venture capital investing. The Company’s investments are in the form of limited partnership interests. The Company generally limits these investments to no more than 2.0% to 3.0% of its total invested assets. In accordance with GAAP, certain of the Company’s investments in these partnerships are accounted for under the equity method of accounting, while the balance of the portfolio is accounted for at estimated fair value with changes in fair value recorded in other comprehensive income. Generally, substantially all the Company’s partnership investments acquired before May 1995 are accounted for at fair value, while those acquired on or after May 1995 are accounted for under the equity method of accounting. Because the underlying partnerships are required under GAAP to mark their investment portfolios to market and report changes in such market value through their earnings, the Company’s earnings will reflect the pro rata share of such mark to market adjustment if the Company accounts for the partnership investment under the equity method. With respect to partnerships accounted for at fair value, there will be no impact on the Company’s earnings until: (i) the underlying investments held by the partnership are distributed to the Company by the partnership, or (ii) the underlying investments held by the partnership are sold by the partnership and the proceeds distributed to the Company, or (iii) an impairment of the Company’s investment in the partnership is determined to exist. Historically, venture capital investments have had a significant impact on the Company’s earnings. The Company’s future earnings from venture capital investments could be adversely affected when market valuations deteriorate, which could materially affect the Company’s results of operations and financial position. At June 30, 2003, the carrying value of the Company’s venture capital investments was $190.9 million, of which $92.6 million was accounted for under the equity method and $98.3 million was accounted for at fair value.

Further Declines in Securities Market Prices Could Increase the Company’s Liabilities and Expenses

•	Certain of the Company’s annuity products have contractual provisions which guarantee minimum death benefits. These provisions require the Company to pay the beneficiary any excess of the guaranteed minimum benefit over the fund value of the annuity contract in addition to the payment of the fund value. It is the Company’s practice to establish reserves for the payment of any guaranteed minimum death benefit claims on the basis of its outlook for mortality experience and the amount at risk on the annuity contracts. At June 30, 2003, the Company’s net amount at risk (or the aggregate amount by which the guaranteed values exceeded the cash values of the Company’s in force annuity contracts) totaled approximately $602.0 million. At June 30, 2003, the Company carried a reserve of approximately $5.4 million with respect to such claims. However, additional reserves for such claims may need to be established, particularly if there is a sustained or continuing deterioration in the securities markets. In addition, the American Institute of Certified Public Accountants (“AICPA”) is deliberating the issuance of guidance concerning the establishment of such reserves. This guidance may require the Company to change its methodology for determining the amount of reserves that should be established for such claims. Accordingly, upon the adoption of any new guidance issued by the AICPA, the Company might then have to establish additional reserves.

Further Declines in Securities Market Prices Could Decrease the Company’s Revenues

•	As discussed above under the caption “General Discussion of Factors Affecting Profitability”, revenues from the Company’s separate account and mutual fund products depend, in large part, upon the amount of assets it has under management. Accordingly, a continuing or sustained deterioration in the securities markets can adversely affect the Company’s revenues which could be material to its results of operations and financial position.

Continuing Weakness in the Securities Markets Could Result in Increased Pension Costs

•

As required under GAAP, both the rate of return assumption for 2002 on assets funding the Company’s pension liabilities and the discount rate used to determine those liabilities were established at December 31, 2001. The Company made these assumptions on the basis of historical returns on such assets, its outlook for future returns, the long-term outlook for such returns in the marketplace, and yields available on high-quality corporate bonds. However, due to deteriorating economic conditions, the decline in securities market valuations and interest rates, the Company lowered its assumed rate of return assumption from 10.0% to 8.0% and the discount rate assumption from 7.3% to 6.6%, which will cause an increase in the Company’s net periodic pension expense in 2003 and thereafter. In addition, the deterioration of the securities markets during 2002 resulted in a decline in the fair value of the assets funding the Company’s pension obligations. As a result, the Company’s net periodic pension expense will increase in 2003 and thereafter due to the requirement under GAAP to amortize unrealized gains and losses through net periodic pension costs over a period of time. The Company expects that the effect of changing the assumed rate of return on assets funding the Company’s pension liabilities and the decline in the fair value of such assets, as well as changing the discount rate, will result in lower earnings in 2003 of approximately $23.0 million before tax, as compared to those reported in 2002. In addition, a continuing deterioration in the securities markets may require further changes in the assumed rate of return on assets funding the Company’s pension liabilities and the discount rate, which may have a material adverse effect on the Company’s results of operations and financial position.

•	While the market value of assets funding the Company’s tax-qualified defined benefit pension liabilities (RISPE) exceeded the Company’s tax-qualified defined benefit Accumulated Benefit Obligation (ABO) at December 31, 2002, any unfunded (ABO) at December 31, 2003 will either cause the Company to contribute assets to the pension plan in an amount sufficient to eliminate any unfunded ABO or, as required by GAAP, the Company will be required to charge to comprehensive income the full amount of any prepaid benefit cost at such date. At June 30, 2003, prepaid benefit costs for RISPE aggregated $141.9 million. While management expects that, in the event of an underfunded position, it would make a contribution to the Company’s pension plan to avoid such a charge to comprehensive income, this will ultimately depend upon the total amount of any such underfunding, which largely is dependent upon the market values of assets backing the pension plan, and the ABO at December 31, 2003. It should be noted that, in the event a company is required to charge its prepaid benefit cost asset to comprehensive income due to an underfunded position, in accordance with GAAP, a company may reestablish that asset if the market value of assets supporting the pension plan increases, the ABO decreases, and/or subsequent contributions increase plan assets to the level of the ABO.

Segments

The Company’s business is organized in two principal reportable segments: the “Protection Products” segment, and the “Accumulation Products” segment. Substantially all of the Company’s other business activities are combined and reported in the “Other Products” segment. Certain amounts, which are not allocated to the segments, are reported as reconciling items. Reconciling items are principally comprised of: (i) revenues and expenses associated with contracts issued by MONY Life relating to its employee benefit plans and (ii) revenues and expenses of MONY Holdings, since its formation and commencement of operations in 2002—see Note 1 to the Unaudited Interim Consolidated Financial Statements and (iii) certain charges associated with the Company’s reorganization activities—see Note 10 to the Unaudited Interim Condensed Consolidated Financial Statements.

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

The interim financial data as of June 30, 2003 and for the six-months ended June 30, 2003 and 2002 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of results for the interim periods.

The following is a discussion of the critical accounting policies that, in the Company’s view, require significant use of judgment. See Note 3 of the Consolidated Financial Statement included in MONY Holdings’ 2002 Annual Report on Form 10-K for a complete description of the Company’s significant accounting policies.

Investments—

The Company records investments in fixed maturity securities and equity securities available for sale, trading account securities and certain investments in venture capital partnerships at fair value in its consolidated balance sheet. In most cases, the Company determines fair values using quoted market prices. However, the valuation of certain investments, such as private placement fixed maturity securities, requires the use of assumptions and estimates related to interest rates, default rates, and the timing of cash flows because quoted market prices are not available. At June 30, 2003, the carrying value of private placement fixed maturity securities was $3,105.1 million.

The Company records changes in the fair values of investments in fixed maturity and equity securities available for sale that are not considered to be “other than temporarily impaired” in other comprehensive income. The Company reports changes in the value of venture capital investments accounted for using the equity method, and trading securities in the consolidated statement of income. For investments the Company considers to be “other than temporarily impaired”, the Company records an impairment loss, which is reflected in realized gains and (losses) on investments in the consolidated statement of income. See—Investments—Other Than Temporary Impairment Charges On Investments in Fixed Maturity Securities and Common Stocks. Determining whether a security is “other than temporarily impaired” requires the use of estimates and significant judgment. The Company’s financial position and results of operations are therefore affected by changes in circumstances that affect the value of these investments and the Company’s determination as to whether the investments are “other than temporarily impaired”.

The Company records mortgage loans on real estate at their unpaid principal balances, net of valuation allowances. Valuation allowances are established for the excess of the carrying value of a mortgage loan over its estimated fair value when the loan is considered to be impaired. Mortgage loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the loan’s observable market price (if considered to be a practical expedient), or the fair value of the collateral if the loan is collateral dependent and if foreclosure of the loan is considered probable. In addition, the Company records an estimate for incurred but not reported defaults. The Company bases its estimate for incurred but not reported defaults on historical default rates and the current mortgage portfolio composition. The Company’s financial position and results of operations are therefore sensitive to: (i) changes in the estimated cash flows from mortgages, (ii) the value of the collateral, and (iii) changes in the economic environment in general. At June 30, 2003 and December 31, 2002, the valuation allowance on these mortgage loans was $2.1 million and $14.7 million, respectively.

Deferred policy acquisition costs and insurance reserves—

The Company values DPAC and insurance reserves in accordance with the relevant GAAP pronouncements: generally Statement of Financial Accounting Standards (“SFAS”) 60 for term and whole life insurance products, SFAS 97 for universal life and investment-type contracts, and SFAS 120 for traditional participating life insurance contracts. The valuation of DPAC and insurance reserves requires management to assume future investment yields, mortality rates, lapse rates, expense levels, policyholder dividends and policy duration. For many of the Company’s products, amortization of DPAC varies with profit margins of the policies and contracts supporting the DPAC balances. The Company must periodically evaluate the recoverability of DPAC and the adequacy of its reserves based on historical and projected future results. Changes in management’s assumptions or actual results that differ significantly from management’s estimates may materially affect the Company’s financial position and results of operations. See—Potential Forward Looking Risks Affecting Profitability.

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

As discussed in Note 10 to MONY Holdings’ Unaudited Interim Condensed Consolidated Financial Statements, in both 2002 and 2001 the Company established reserves related to the reorganization of certain of its businesses. These reserves are primarily related to the estimated costs of employee terminations and benefits, lease abandonments and other costs directly related to the Company’s reorganization plans and incremental to the Company’s normal operating costs. Although management does not expect significant changes to its reorganization plans, the actual costs related to these plans may differ from management’s estimates.

Other Significant Estimates—

In addition to the items discussed above, the application of GAAP requires management to make other estimates and assumptions. For example, accounting for pension and other post-retirement and post-employment benefits requires estimates of future returns on plan assets, expected increases in compensation levels and trends in health care costs. See—Potential Forward Looking Risks Affecting Profitability. Another example is the recognition of deferred tax assets, which depends upon management’s assumptions with respect to the Company’s ability to realize the deferred tax benefit.

Summary of Financial Results

The following tables present the Company’s consolidated and segmented results of operations for the six-month periods ended June 30, 2003 and 2002. The discussion following these tables discusses the Company’s consolidated and segmented results of operations.

	For the Six-month Period Ended June 30, 2003
	Protection	Accumulation	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$325.5	$10.9	$4.2	$—	$340.6
Universal life and investment-type product policy fees	86.4	20.5	0.6	—	107.5
Net investment income	302.1	47.5	9.8	10.5	369.9
Realized gains/(losses) on investments	18.2	6.6	2.1	(0.1)	26.8
Group Pension Profits	—	—	—	—	—
Other income	15.1	48.7	34.1	2.8	100.7

Total revenue	747.3	134.2	50.8	13.2	945.5

Benefits and Expenses:
Benefits to policyholders	374.7	24.2	6.0	2.6	407.5
Interest credited to policyholders’ account balances	36.1	27.3	4.5	—	67.9
Amortization of deferred policy acquisition costs	55.6	4.2	—	—	59.8
Dividends to policyholders	121.2	0.6	0.5	—	122.3
Other operating costs and expenses	140.1	59.5	43.4	13.8	256.8

Total expense	727.7	115.8	54.4	16.4	914.3

Income/(loss) from continuing operations before income taxes	$19.6	$18.4	$(3.6)	$(3.2)	$31.2

Income tax expense					9.3

Net income from continuing operations					21.9
Discontinued operations: Income from real estate to be disposed of, net of income tax expense of $2.1 million					4.0

Net Income					$25.9

	For the Six-month Period Ended June 30, 2002
	Protection	Accumulation	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$324.9	$4.8	$4.6	$—	$334.3
Universal life and investment-type product policy fees	75.5	24.7	1.3	—	101.5
Net investment income	302.5	41.8	10.3	9.3	363.9
Realized losses on investments	(18.5)	(7.2)	(2.2)	—	(27.9)
Group Pension Profits	15.2	—	—	—	15.2
Other income	3.2	51.6	28.7	2.9	86.4

Total revenue	702.8	115.7	42.7	12.2	873.4

Benefits and Expenses:
Benefits to policyholders	359.5	18.6	7.8	4.3	390.2
Interest credited to policyholders’ account balances	30.4	21.2	4.3	(0.1)	55.8
Amortization of deferred policy acquisition costs	57.1	13.7	—	—	70.8
Dividends to policyholders	117.1	0.6	0.6	—	118.3
Other operating costs and expenses	120.5	59.4	43.9	2.3	226.1

Total expense	684.6	113.5	56.6	6.5	861.2

Income/(loss) from continuing operations before income taxes	$18.2	$2.2	$(13.9)	$5.7	12.2

Income tax expense					0.2

Net income from continuing operations					12.0
Discontinued operations: Income from real estate to be disposed of, net of income tax					—

Net Income					$12.0

Six-month Period Ended June 30, 2003 Compared to the Six-month Period Ended June 30, 2002

Premiums—

Premium revenue was $340.6 million for the six-month period ended June 30, 2003, an increase of $6.3 million, or 1.9%, from $334.3 million reported for the comparable prior year period. The increase was primarily the result of increased premiums in the Protection Products and Accumulation Products segments of $0.7 million and $6.0 million, respectively, partially offset by a decrease in the Other Products segment of $0.4 million. The following table summarizes the components of premium revenue recorded in each of the Company’s segments for the six-month periods ended June 30, 2003 and 2002, respectively,

	For the Six-month Periods Ended June,
	2003	2002
	($ in millions)
Protection Products segment:
Single premiums	$61.2	$61.9
New premiums	10.9	8.1
Renewal premiums	224.1	232.3
Premiums ceded	(21.3)	(17.0)

Total premiums, excluding USFL and other	274.9	285.3
USFL	50.6	39.5

Other:	—	0.1

Total Protection Products segment	325.5	324.9

Accumulation Products segment	10.9	4.8
Other products segment	4.2	4.6

Total premiums	$340.6	$334.3

Premium revenue in the Protection Products segment, excluding USFL, decreased $10.4 million, primarily due to a reduction in single and renewal premiums on individual life of $0.7 million and $8.2 million, respectively, attributable mostly to the run-off of the Closed Block business. The decrease in single and renewal premiums was partially offset by an increase in new premiums on Level Term and Whole Life business of $2.8 million.

USFL’s premiums were $50.6 million and $39.5 million for the six-month periods ended June 30, 2003 and 2002, respectively. The increase in USFL’s premiums was primarily due to an increase in renewal premiums attributable to the growth of its in-force block of business. Higher new premiums on special risk insurance products attributable to the increased penetration of the broker market into more states also contributed to the increase in USFL’s premiums.

The increase in premiums in the Accumulation Products segment from $4.8 million to $10.9 million was primarily due to an increase in life contingent immediate annuity sales. The life contingent immediate annuity product is very competitively priced, which has helped improve sales of the product.

Universal life and investment-type product policy fees—

Universal life and investment-type product policy fees were $107.5 million for the six-month period ended June 30, 2003, an increase of $6.0 million, or 5.9% from $101.5 million reported for the comparable prior year period. The increase was primarily a result of higher fees in the Protection Products segment of $10.9 million, partially offset by lower fees in the Accumulation Products and Other Products segments of $4.2 million and $0.7 million, respectively. The increase in the Protection Products segment was primarily due to increases in Universal Life (“UL”), Variable Universal Life (“VUL”) and Corporate Sponsored Variable Universal Life (“CSVUL”) fees of $8.7 million, $3.5 million, and $0.4 million, respectively, net of reinsurance. The increase in UL fees was primarily due to higher COI and loading charges, partially offset by lower reinsurance charges, while the increases in CSVUL and VUL charges was primarily attributable to higher Cost of Insurance (“COI”) charges and increases in unearned revenue. These increases were partially offset by an increase of $2.1 million relating to certain reinsurance attributable to protection products.

The decrease in the Accumulation Products segment was primarily due to lower Flexible Premium Variable Annuity (“FPVA”) mortality and expense charges of $4.2 million due to lower average separate account fund balances. Annuity assets under management in the separate accounts were $2.9 billion at June 30, 2003 compared to $3.0 billion at June 30, 2002. The decrease in the Other Products segment was due to lower fees earned on administrative charges, attributable to a reduction of the in-force block.

Net investment income and realized gains/(losses) on investments—

Net investment income was $369.9 million for the six-month period ended June 30, 2003, an increase of $6.0 million, or 1.6%, from $363.9 million reported for the comparable prior year period. The increase in net investment income is primarily related to a $15.9 million and a $2.8 million increase in income from mortgages on real estate due to substantially higher average asset balances partially offset by a decline in interest rates. Offsetting the increases were decreases of $6.5 million relating to other invested assets (including cash and cash equivalents), $4.7 million relating to investments in real estate, and $3.3 million relating to policy loans. The annualized yield on the Company’s invested assets, including limited partnership interests, before and after realized gains/(losses) on investments was 6.5% and 7.0%, respectively, for the six-month period ended June 30, 2003, as compared to 6.6% and 6.1%, respectively, for the comparable prior year period. See—Investments.

As of June 30, 2003, the Company had approximately $11.7 million of additional pre-tax gains related to its venture capital limited partnership investments that may be recognized in earnings in the future subject to market fluctuation.

Net realized capital gains were $26.8 million for the six-month period ended June 30, 2003, an increase of $54.7 million, from losses of $27.9 million for the comparable prior year period. The following table sets forth the components of net realized gains and (losses) by investment category for the six-month period ended June 30, 2003 compared to the comparable prior year period.

	For the Six-month Period Ended June 30,
	2003	2002
	($ in millions)
Real estate	$2.2	$(10.4)
Equity securities	(2.9)	(5.5)
Fixed maturity securities	21.4	(11.7)
Mortgage loans	11.0	(1.6)
Other	(4.9)	1.3

	$26.8	$(27.9)

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

Group Pension Profits for the six-month period ended June 30, 2002 were $15.2 million.

Other income—

Other income (which consists primarily of fees earned by the Company’s mutual fund management, securities broker-dealer and insurance brokerage operations, as well as certain asset management fees, and other miscellaneous revenues) was $100.7 million for the six-month period ended June 30, 2003, an increase of $14.3 million, or 16.6%, from $86.4 million reported for the six-month period ended June 30, 2002. The increase was primarily due to higher income in the Protection Products and Other Products segments of $11.9 million and $5.4 million, respectively, partially offset by decreased income in the Accumulation Products segments of $2.9 million. The following table summarizes the components of other income recorded in each of the Company’s segments for the six-month periods ended June 30, 2003 and 2002, respectively.

	For the Six-month Periods Ended June 30,
	2003	2002
	($ in millions)
Corporate Owned Life Insurance (“COLI”)	$5.8	$(3.3)
Reinsurance allowances	6.3	5.2
Other miscellaneous	3.0	1.3

Total Protection Products segment	15.1	3.2

Accumulation Products segment	48.7	51.6
Other Products segment	34.1	28.7
Reconciling amounts	2.8	2.9

Total Other Income	$100.7	$86.4

The Company purchased a COLI contract to provide a funding mechanism for its non-qualified deferred compensation liabilities. The investments in the COLI contract are structured to substantially hedge the changes in the Company’s non-qualified deferred compensation liabilities. The change in such liabilities is reflected in the statement of income and comprehensive income caption entitled “other operating costs and expenses.” In the six-month period ended June 30, 2003, the change in the cash surrender value of the COLI contract allocated to the Protection Products segment was $5.8 million compared to $(3.3) million in the comparable prior year period. This decrease was partially offset by an increase in reinsurance allowances.

The decrease in the Accumulation Products segment is due primarily to a $7.5 million decrease in commission revenue earned by Enterprise, offset by higher supplementary contract sales of $2.9 million and higher miscellaneous income of $1.3 million. There was also a $0.3 million increase in the change in the cash surrender value of the COLI contract allocated to the Accumulation Products segment. For management reporting purposes, the results of the COLI contract are allocated among the segments. The increase in the Other Products segment was primarily due to increased revenues from the Company’s securities broker-dealer and insurance brokerage subsidiaries.

Benefits to policyholders—

Benefits to policyholders were $407.5 million for the six-month period ended June 30, 2003, an increase of $17.3 million, or 4.4%, from $390.2 million reported for the comparable prior year period. The increase consisted primarily of higher benefits in the Protection Products and Accumulation Products segments of $15.2 million and $5.6 million, respectively, offset by lower benefits in the Other Products segment of $1.8 million. A decrease in reconciling amounts of $1.7 million also offset the increases in the Protection Products and Accumulation Products segments. The increase of $15.2 million in the Protection Products segment was primarily attributable to a $15.3 million increase in death claims in USFL, attributable to an unusually high level of claims in the first six months of 2003 compared to an unusually low level of claims in the comparable prior year period. There was also an $8.0 million increase in death benefits in the Closed Block, net of reinsurance, which was more than fully offset by a lower increase in reserves due to the run-off of the Closed Block’s in-force block of business. The increase in the Accumulation Products segment is primarily due to higher individual annuity and supplemental contract reserves of $5.8 million and $0.3 million, respectively, offset by lower benefit reserves of $0.4 million on the Company’s FPVA product as compared to the comparable prior year period. The increased reserves on individual annuities and supplemental contracts were attributable to higher sales of accumulation products, while the lower reserves for guaranteed minimum death benefits on the Company’s FPVA products were due to improving market conditions and the increase in assets under management. The decreased benefits in the Other Products segment were primarily attributable to lower payments of $0.9 million relating to a reinsurance pool, and a decrease in death and annuity benefits of $1.5 million, partially offset by higher benefits of $0.5 million relating to Association Health Ltd.

Interest credited to policyholders’ account balances—

Interest credited to policyholders’ account balances was $67.9 million for the six-month period ended June 30, 2003, an increase of $12.1 million, or 21.7%, from $55.8 million reported for the comparable prior year period. The increase was primarily attributable to higher interest crediting in the Protection Products, Accumulation Products and Other Products segments of $5.7 million, $6.1 million, and $0.2 million, respectively. The increase in the Protection Products segment was primarily due to higher interest crediting on CSVUL and UL of $4.0 million and $1.1 million, respectively, due to higher fund balances on those products. Higher interest crediting on individual life and VUL products made up the remaining increase in the Protection Products segment. The increase in the Accumulation Products segment was primarily attributable to higher interest crediting on the Fixed Premium Deferred Annuity (“FPDA”) and FPVA products of $5.3 million and $1.9 million, respectively, partially offset by decreased interest crediting on Single Premium Deferred Annuity (“SPDA”) business, supplemental contracts and other annuity contract business of $0.7 million, $0.2 million, and $0.1 million, respectively. The increase in interest crediting on FPDA and FPVA business was related to higher general account fund balances. The decrease in interest crediting on other annuity contract business was due to the continued run-off of this line of business, while the decrease on SPDA and supplemental contracts was due to lower average interest rates.

Amortization of deferred policy acquisition costs—

Amortization of DPAC was $59.8 million for the six-month period ended June 30, 2003, a decrease of $11.0 million, or 15.5%, from $70.8 million reported for the comparable prior year period. The decrease was due to lower amortization in the Protection Products and Accumulation Products segments of $1.5 million and $9.5 million, respectively. The decrease in the Protection Products segment was primarily attributable to: (i) lower amortization of $6.0 million and $0.8 million on the CSVUL and UL product lines, respectively, due to higher net death claims and (ii) lower amortization of approximately $3.4 million resulting from a reduction of maintenance expenses which reflects cost reduction measures instituted over the past few years in the Closed Block. These decreases were offset by increased amortization of $5.0 million and $4.0 million on term and VUL product lines, respectively, as these blocks of business continue to grow. The decrease in the Accumulation Products segment was due primarily to increased margins as a result of higher service revenue from underlying funds and an increase in future profitability due to improved market returns.

Dividends to policyholders—

Dividends to policyholders (all but a deminimus amount of which are recorded in the Protection Products segment) were $122.3 million for the six-month period ended June 30, 2003, an increase of $4.0 million, or 3.4%, from $118.3 million reported for the comparable prior year period. Dividends to policyholders can be broken down into two components, namely policyholder dividends payable in the current year and the change in the deferred dividend liability. The $4.0 million increase in dividends to policyholders was due to a period over period increase of $5.0 million in the deferred dividend liability expense, offset by a period over period decrease of $1.0 million in dividends paid to policyholders.

As required under GAAP, actual Closed Block earnings in excess of expected Closed Block earnings inure solely to the benefit of policyholders in the Closed Block and, accordingly, are recorded as an additional liability to Closed Block policyholders. Expected cash flows from the in force policies in the Closed Block were forecasted for each year over the estimated life of the policies in the Closed Block in order to determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for payment of policyholder liabilities and dividends in the Closed Block, as well as certain expenses, as more fully discussed in Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements included herein. The expected emergence of earnings from such cash flows is referred to as the “glide path earnings”. The aforementioned additional liability (which represents the actual Closed Block earnings in excess of expected Closed Block glide path earnings) is referred to as the deferred dividend liability. The deferred dividend liability was $66.5 million at June 30, 2003.

Other operating costs and expenses—

Other operating costs and expenses were $256.8 million for the six-month period ended June 30, 2003, an increase of $30.7 million, or 13.6%, from $226.1 million reported for the corresponding prior year period. The increase was primarily attributable to an increase in the Protection Products segment of $19.6 million and an increase in reconciling amounts of $11.5 million. These increases were partially offset by a decrease in the Other Products segment of $0.5 million. The increase in the Protection Products segment was primarily attributable to higher costs related to the Company’s employee benefit plans of $24.1 million, partially offset by a decrease in other general expenses of $4.5 million. Non-qualified deferred compensation is a significant component of the Company’s employee benefit plans. The Company purchased a COLI contract to provide a funding mechanism for the non-qualified deferred compensation liabilities. The investments in the COLI contract are structured to substantially hedge the changes in the Company’s non-qualified deferred compensation liabilities. The cash surrender value of the COLI contract is reflected in the statement of income and comprehensive income caption entitled “other income.” The increase in reconciling amounts relates primarily to higher interest expense of $6.8 million, a severance charge of $1.1 million and an increase in other expenses of $2.8 million. The increase in interest expense and other charges relates primarily to the issuance of the Insured Notes on April 30, 2002 (see Notes 7 and 8 to the Unaudited Interim Condensed Consolidated Financial Statements), while the severance charge relates to the merger of certain asset management operations (see Note 10 to the Unaudited Interim Condensed Consolidated Financial Statements).

Results of Operations of the Closed Block

Set forth below is a discussion and analysis of the results of operation of the Closed Block for the periods indicated.

	For the Six-month Periods Ended June 30,
	2003	2002
	($ in millions)
Revenues:
Premiums	$232.6	$248.0
Net investment income	203.0	196.7
Net realized gains/(losses) on investments	6.6	(2.9)
Other income	0.7	0.9

Total revenues	442.9	442.7

Benefits and Expenses:
Benefits to policyholders	271.6	274.8
Interest credited to policyholders’ account balances	4.5	4.2
Amortization of deferred policy acquisition cost	20.8	24.2
Dividends to policyholders	120.0	116.2
Other operating costs and expenses	2.7	3.1

Total benefits and expenses	419.6	422.5

Contribution from the Closed Block	$23.3	$20.2

No new policies have been added, or will be added, to the Closed Block subsequent to MONY Life’s demutualization. Therefore, the Company expects the revenues and benefits related to the Closed Block to decrease over time as the in force business declines. This is consistent with the “glide path” established in connection with MONY Life’s plan of demutualization.

Six Months Ended June, 30 2003 compared to the Six Months Ended June 30, 2002

Premiums—

Premiums were $232.6 million for the six-month period ended June 30, 2003, a decrease of $15.4 million from $248.0 million reported in the comparable prior year period. The decrease is due to the continued run-off of the Closed Block’s in-force business.

Net investment income and net realized gains/(losses) on investments—

Net investment income was $203.0 million for the six-month period ended June 30, 2003, an increase of $6.3 million, from $196.7 million reported in the comparable prior year period. Net realized capital gains were $6.6 million for the six-month period ended June 30, 2003, an increase of $9.5 million, from losses of $2.9 million reported in the comparable prior year period. The increase in net investment income is primarily due to higher income earned on fixed maturity securities and mortgage loans on real estate as a result of higher average asset balances.

Benefits to policyholders—

Benefits to policyholders were $271.6 million for the six-month period ended June 30, 2003, a decrease of $3.2 million, from $274.8 million reported in the comparable prior year period. The decrease principally resulted from: (i) a $10.8 million decrease in the change in reserves (change in reserves were $9.1 million and $19.9 million for the six-month periods ended June 30, 2003 and 2002, respectively), and (ii) a decrease in surrender benefits of $0.9 million, as a result of improved persistency experience (surrender benefits were $161.7 million and $162.6 million for the six-month periods ended June 30, 2003 and 2002, respectively), offset by (iii) $0.2 million increase of annuity benefits, disability benefits and mature endowments, and (iv) higher death benefits of $8.3 million (death benefits were $95.9 million and $87.6 million for the six-month periods ended June 30, 2003 and 2002, respectively).

Interest Credited to policyholders’ account balances—

Interest credited to policyholders’ account balances was $4.5 million for the six-month period ended June 30, 2003 an increase of $ 0.3 million from $4.2 million reported in the comparable prior year period. The increase in interest crediting is primarily due to interest payable on overdue policy claims.

Amortization of deferred policy acquisition costs—

Amortization of deferred policy acquisition costs was $20.8 million for the six-month period ended June 30, 2003, a decrease of $3.4 million, as compared to $24.2 million reported in the comparable prior year period. The $3.4 million decrease in amortization is due to the run-off of the Closed Block in-force business and a reduction in maintenance expenses which reflects cost reductions instituted over the past few years in the Closed Block.

Dividends to policyholders—

Dividends to policyholders were $120.0 million for the six-month period ended June 30, 2003, a increase of $3.8 million, as compared to $116.2 million reported in the comparable prior year period. Dividends to policyholders can be broken down into two components, namely policyholder dividends payable in the current year and the change in the deferred dividend liability. The $3.8 million increase in dividends to policyholders was due to a period over period increase of $5.0 million in the deferred dividend liability expense, offset by a period over period decrease of $1.2 million in dividends paid to policyholders.

As required under Generally Accepted Accounting Principles, actual Closed Block earnings in excess of expected Closed Block earnings inure solely to the benefit of policyholders in the Closed Block and, accordingly, are recorded as an additional liability to Closed Block policyholders, referred to as deferred dividend liability. Expected Closed Block earnings were forecasted for each year over the estimated life of the policies in the Closed Block in order to determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for payment of policyholder liabilities and dividends in the Closed Block in connection with the demutualization of MONY Life as more fully discussed in Note 6. For the six-month period ended June 30, 2003, the deferred dividend liability increased by $24.5 million.

Other operating costs and expenses—

Other operating costs and expenses were $2.7 million for the six-month period ended June 30, 2003, a decrease of $0.4 million from $3.1 million reported for the comparable prior year period. The decrease is primarily attributable to a decrease in premium taxes as a result of the run-off of the Closed Block in-force business.

New Business Information

The table below and the discussion that follows present certain information with respect to the Company’s sales of protection, and accumulation products and services during the six-month periods ended June 30, 2003 and 2002 by source of distribution. Management uses this information to measure the Company’s sales production from period to period by source of distribution. The amounts presented with respect to life insurance sales represent annualized statutory-basis premiums. Annualized premiums in the Protection Products segment represent the total premium scheduled to be collected on a policy or contract over a twelve-month period. Pursuant to the terms of certain of the policies and contracts issued by the Company, premiums and deposits may be paid or deposited on a monthly, quarterly, or semi-annual basis. Annualized premium does not apply to single premium paying business. All premiums received during the periods presented on COLI and BOLI business and single premium paying policies are included. Statutory basis premiums are used in lieu of GAAP basis premiums because, in accordance with statutory accounting practices, revenues from all classes of long-duration contracts are measured on the same basis, whereas GAAP provides different revenue recognition rules for different classes of long-duration contracts as defined by the requirements of SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and SOP  95-1, Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises. The amounts presented with respect to annuity and mutual fund sales represent deposits made by customers during the periods presented.

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

New Business and Revenues By Source

	For the Six-month Periods Ended June 30,
	2003	2002
	($ in millions)
Protection Products
Career Agency System	$26.2	$34.0
U. S. Financial Life Insurance Company	31.1	26.9
MONY Partners Brokerage and Other	16.6	3.0
COLI and BOLI	61.3	46.1

Total New Annualized Life Insurance Premiums	$135.2	$110.0

Accumulation Products
Career Agency System—Variable Annuities(1)	$189.0	$232.0
Fixed Annuities	98.0	—
Career Agency System—Mutual Funds	99.0	139.0
Third Party Distribution—Mutual Funds	520.0	540.0

Total Accumulation Sales	$906.0	$911.0

(1)	Excludes sales associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

Protection Products Segment

Protection Products Segment—New Business Information for the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002

Total new annualized and single life insurance premiums were $135.2 million for the six-month period ended June 30, 2003, compared with $110.0 million during the comparable prior year period. The increase was primarily due to increased sales of COLI and BOLI which were $61.3 million for the six-month period ended June 30, 2003 compared to $46.1 million for the comparable prior year period, and new life insurance premiums sold through the wholesale channel. The wholesale channel generated $16.6 million in new annualized life insurance premiums for the six-month period ended June 30, 2003 compared to $3.0 million for the comparable prior year period. Corporate sales, approximately 99% of which are from the Company’s Wholesale distribution channel, are Large-premium cases, which typically generate revenues that can fluctuate considerably from quarter-to-quarter.

New life insurance premiums (first-year and single premiums) through the career network decreased to $26.2 million for the six-month period ended June 30, 2003 compared to $34.0 million for the comparable prior year period. The decrease is primarily due to a reduction in the career network’s sales force as the Company continues to enhance its focus on high performing financial professionals.

USFL sales were $31.1 million for the six-month period ended June 30, 2003, compared to $26.9 million during the comparable prior year period due to increased penetration into the brokerage market.

Accumulation Products Segment

The following tables set forth accumulation assets under management as of June 30, 2003 and June 30, 2002, and changes in the primary components of accumulation assets under management for the six month periods ended June 30, 2003 and 2002:

	As of June 30, 2003	As of June 30, 2002
	($ in billions)
Assets under management:
Individual variable annuities	$3.5	$3.5
Individual fixed annuities	0.9	0.7
Proprietary retail mutual funds	4.3	4.0

	$8.7	$8.2

	For the Six-month Periods Ended June 30,
	2003	2002
	($ in billions)
Individual Variable Annuities:
Beginning account value	$3.2	$3.9
Sales(1)	0.2	0.2
Market appreciation	0.3	(0.3)
Surrenders and withdrawals(1)	(0.2)	(0.3)

Ending account value	$3.5	$3.5

Proprietary Retail Mutual Funds:
Beginning account value	$3.7	$4.4
Sales(2)	0.8	0.7
Market appreciation	0.3	(0.5)
Redemptions	(0.5)	(0.6)

Ending account value	$4.3	$4.0

(1)	Excludes sales and surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.
(2)	Includes in 2003, the assumed management of $0.2 billion of money market funds previously managed by a third party.

Accumulation Products Segment—New Business Information for the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002.

Accumulation sales were $906.0 million for the six-month period ended June 30, 2003 compared to $911.0 million in the comparable prior year period. Enterprise had sales of $619.0 million, $520.0 million of which were sold through third-party broker-dealers and $99.0 million of which were sold through the Company’s career network. Comparably, second quarter 2002 sales for Enterprise were $679.0 million, $540.0 million of which were from third-party broker dealers and $139.0 million of which were from the career network. The Company’s Accumulation segment experienced net inflows of $100.0 million for the quarter ended June 30, 2003. Annuity sales, net of exchanges, were $287.0 million during the six-month period ended June 30, 2003 compared to $232.0 million during the six-month period ended June 30, 2002, due primarily to $98.0 million in sales for MONY Life’s new fixed annuity product, $59.0 million of which were sold through Retail channels and $39.0 million of which were sold through the Wholesale channel.

Liquidity and Capital Resources

MONY Holdings—

Formation of MONY Holdings and MONY Holdings’ Structured Debt Issuance

MONY Holdings was formed as a downstream, wholly-owned, holding company of MONY Group on February 27, 2002 for the purpose of issuing debt tied to the performance of the CBB within MONY Life (see Note 8 of the Unaudited Interim Condensed Consolidated Financial Statements of MONY Holdings, LLC and Subsidiary for an explanation of the Closed Block Business), a wholly-owned and principal operating subsidiary of MONY Group. On April 30, 2002, concurrent with the commencement of its operations, MONY Holdings, in a structured financing tied to the performance of the Closed Block Business within MONY Life, issued $300.0 million of floating rate insured debt securities (which are referred to as the Insured Notes) in a private placement and MONY Group, pursuant to the terms of the structured financing, transferred all of its ownership interest in MONY Life to MONY Holdings.

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

The Insured Notes mature on January 21, 2017. The Insured Notes pay interest only through January 21, 2008 at which time principal payments will begin to be made pursuant to an amortization schedule. Interest on the Insured Notes is payable quarterly at an annual rate equal to three month LIBOR plus 0.55%. Concurrent with the issuance of the Insured Notes, MONY Holdings entered into an interest rate swap contract, which effectively locked in a fixed rate of interest on the Insured Notes at 6.44%. Including debt issuance costs of $7.4 million and the cost of the insurance policy (75 basis points per annum) (the “Insurance Policy”), which guarantees the payment of scheduled principal and interest on the Insured Notes, the annual cost of the Insured Notes is 7.36%. Pursuant to the terms of this structured financing, MONY Holdings can, subject to certain conditions, issue an additional $150.0 million of this floating rate insured debt through December 31, 2004. During 2002 MONY Holdings commenced activities to register the Insured Notes with the SEC as provided for under the note indenture. On February 14, 2003, the SEC declared such registration effective. See Note 8 to the Unaudited Interim Consolidated Financial Statements for further information regarding the Insured Notes.

This transaction effectively securitized a portion of the future profits from MONY Life’s Closed Block Business. The source of cash flows and the collateral for the payment of principal and interest on the Insured Notes is limited to: (i) the amount of dividends that can be paid by MONY Life which are attributable to the Closed Block Business, (ii) net tax payments paid to MONY Holdings pursuant to certain tax sharing agreements, (iii) net payments made to MONY Holdings under the interest rate swap, and (iv) amounts on deposit in the debt service coverage account (and the earnings thereon). In addition to the cash flows and collateral, investors in the Insured Notes have limited recourse to MONY Holdings in the event of any default under the Insured Notes. The amount of dividends attributable to the CBB is determined by applying the New York dividend regulation to the surplus and net gain from operations of MONY Life which is attributable to the CBB, subject to certain adjustments described in the Insured Notes indenture (see Note 8 to the Unaudited Interim Condensed Consolidated Financial Statements).

Consolidated Capitalization

The Company’s total capitalization, excluding accumulated comprehensive income, increased to $2,209.1 million at June 30, 2003, as compared to $2,183.2 million at December 31, 2002. The increase was due to net income of $25.9 million. The Company’s debt to equity ratio (excluding accumulated comprehensive income) and debt to total capitalization ratio (excluding accumulated comprehensive income) decreased slightly to 30.5% and 23.4%, respectively at June 30, 2003, from 31.0% and 23.7% at December 31, 2002.

MONY Life—

Cash Inflows and Outflows

MONY Life’s cash inflows are provided mainly from life insurance premiums, annuity considerations and deposit funds, investment income, and maturities and dispositions of invested assets. Cash outflows primarily relate to the liabilities associated with its various life insurance and annuity products, dividends to policyholders, dividends to MONY Holdings (if declared and paid), operating expenses, income taxes, and principal and interest payments on its intercompany surplus notes and demand notes outstanding. The life insurance and annuity liabilities relate to the Company’s obligation to make benefit payments under its insurance and annuity contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans. The Company develops an annual cash flow projection which shows expected asset and liability cash flows on a monthly basis. At the end of each quarter actual cash flows are compared to projections, projections for the balance of the year are adjusted in light of the actual results, if appropriate, and investment strategies are also changed, if appropriate. The quarterly cash flow reports contain relevant information on all the following: new product sales and deposits versus projections, existing liability cash flow versus projections and asset portfolio cash flow versus projections. An interest rate projection is a part of the internal cash flow projections for both assets and liabilities. Actual changes in interest rates during the year and, to a lesser extent, changes in rate expectations will impact the changes in projected asset and liability cash flows during the course of the year. When the Company is formulating its cash flow projections, it considers, among other things, its expectations about sales of the Company’s products, its expectations concerning customer behavior in light of current and expected economic conditions, its expectations concerning competitors and the general outlook for the economy and interest rates. See “—Investments.” In 2002, MONY Life paid a dividend to MONY Holdings in the amount of $90.0 million, of which $15.6 million was retained by MONY Holdings in its DSCA Sub-account CBB (see Note 8 to the Unaudited Interim Condensed Consolidated Financial Statements) and $74.4 million was paid by MONY Holdings in the form of a dividend to MONY Group. Also in 2002, MONY Group contributed $125.0 million to MONY Holdings, which in turn contributed such amount to MONY Life to support its capital and surplus. In July 2003, MONY Life paid a dividend to MONY Holdings in the amount of $25.0 million, of which $13.8 million was retained by MONY Holdings in it DSCA Sub-account CBB (see Note 8 to the Unaudited Interim Condensed Consolidated Financial Statements) and $11.2 million was paid by MONY Holdings in the form of a dividend to MONY Group.

The events most likely to cause an adjustment in the Company’s investment policies are: (i) a significant change in its product mix, (ii) a significant change in the outlook for either the economy in general or for interest rates in particular and (iii) a significant reevaluation of the prospective risks and returns of various asset classes. See “—Investments.”

The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of MONY Life’s total annuity reserves and deposit liabilities at June 30, 2003 and December 31, 2002.

Withdrawal Characteristics of

Annuity Reserves and Deposit Liabilities

	Amount at June 30, 2003	Percent Of Total	Amount at December 31, 2002	Percent Of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$1,083.2	18.7%	$1,054.6	19.1%
Subject to discretionary withdrawal with market value adjustment or at carrying value less surrender charge	3,625.1	62.5	3,369.8	61.2

Subtotal	4,708.3	81.2	4,424.4	80.3
Subject to discretionary withdrawal—without adjustment at carrying value	1,095.7	18.8	1,085.5	19.7

Total annuity reserves and deposit liabilities (gross)	5,804.0	100.0%	5,509.9	100.0%
Less reinsurance	67.5		68.6

Total annuity reserves and deposit liabilities (net)	$5,736.5		$5,441.3

The following table sets forth by product line the actual surrenders and withdrawals for the periods indicated.

	For the Six-month Periods Ended June 30,
	2003	2002
	($ in millions)
Product Line:
Traditional life	$164.2	$164.6
Variable and universal life	30.6	29.4
Annuities(1)	202.2	219.6
Pensions(2)	65.2	31.0

Total	$462.2	$444.6

(1)	Excludes approximately $16.1 million and $33.3 million for the six months periods ended June 30, 2003 and 2002, respectively, relating to surrenders associated with an exchange program offered by MONY Life wherein contract holders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by MONY Life.
(2)	Excludes transfers between funds within the MONY Life benefit plans.

The Company’s principal sources of liquidity to meet cash flow needs are its portfolio of liquid assets and its net operating cash flow. During the six-month period ended June 30, 2003 the net cash inflow from operations was $22.6 million, a $26.6 million increase from net cash outflows of $4.0 million in the corresponding prior year period.

The Company’s liquid assets include substantial U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company’s sources of liquidity are adequate to meet its anticipated needs.

As of June 30, 2003, the Company had fixed maturity securities with a carrying value of $8,371.4 million (including fixed maturity securities in the Closed Block and the DSCA Sub-account-OB), of which $5,266.3 million were publicly traded securities and $3,105.1 million were private (or non-publicly traded) fixed maturity securities (see—Investments—Fixed Maturity Securities for further information). At that date, approximately 89.1% of the Company’s fixed maturity securities were designated in The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) rating categories 1 and 2 (considered investment grade, with a rating of “Baa” or higher by Moody’s or “BBB” or higher by S&P). In addition, at June 30, 2003 the Company had cash and cash equivalents of $245.3 million (including cash and cash equivalents in the Closed Block but excluding cash and cash equivalents in the DSCA sub-accounts CBB and Ongoing Business (“OB”)).

INVESTMENTS

The following discussion includes the Debt Service Coverage Account (“DSCA”) sub-account Ongoing Business (“OB”) and sub-account CBB but excludes invested assets transferred in the Group Pension Transaction. The following discussion should be read in conjunction with the summary financial information regarding assets transferred in the Group Pension Transaction presented in Note 4 to the Unaudited Interim Condensed Consolidated Financial Statement included herein.

The following table sets forth the results of the major categories of the Company’s general account invested assets.

	As of June 30, 2003(1)		As of December 31, 2002(2)
	Carrying Value	% of Total	Carrying Value	% of Total
	($ in millions)
Invested Assets
Fixed Maturity securities, available-for-sale, at fair value	$8,371.4	68.7%	$7,890.0	67.1%
Equity securities, available-for-sale, at fair value	257.4	2.1	247.7	2.1
Mortgage loans on real estate	1,824.6	15.0	1,877.4	16.0
Policy loans	1,197.1	9.8	1,212.5	10.3
Real Estate—to be disposed of	0.5	0.0	26.8	0.2
Real Estate—held for investment	180.5	1.5	180.2	1.5
Other invested assets	115.3	0.9	97.3	0.8
Cash and cash equivalents	245.3	2.0	235.2	2.0

Invested assets, excluding trading securities	$12,192.1	100.0%	$11,767.1	100.0%

(1)	Includes $62.3 million in fixed maturity securities and $3.4 million in cash and cash equivalents in the DSCA sub-account OB and $1.9 million in cash and cash equivalents included in the DSCA sub-account CBB.
(2)	Includes $61.8 million in fixed maturities and $2.1 million in cash and cash equivalents in the DSCA sub-account OB and $9.4 million in cash and cash equivalents included in the DSCA sub-account CBB.

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

Investment Yields by Asset Category

	Six-months Ended June 30,
	2003	2002
Fixed maturity securities	6.9%	7.0%
Equity securities	2.2	1.0
Mortgage loans on real estate	7.8	7.8
Policy loans	6.6	7.0
Real estate—to be disposed of(1)	5.2	0.0
Real estate—held for investment	6.8	9.3
Cash and cash equivalents	1.4	2.0
Other invested assets	10.2	14.9

Total invested assets before investment expenses	6.8%	6.9%
Investment expenses	(0.3)	(0.4)

Total invested assets after investment expenses	6.5%	6.6%

(1)	For the six-month period ended June 30, 2003, income from real estate to be disposed of is classified as part of Discontinued Operations on the Company’s consolidated statements of income and comprehensive income.

The annualized yield on general account invested assets (including net realized gains and losses on investments) was 7.0% and 6.1% for the six-month periods ended June 30, 2003 and 2002, respectively.

Fixed Maturity Securities

Fixed maturity securities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, and represented 68.7% and 67.1% of total invested assets at June 30, 2003 and December 31, 2002, respectively.

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

Total Fixed Maturity Securities by Credit Quality

		As of June 30, 2003(1)			As of December 31, 2002(2)
NAIC Rating	Rating Agency Equivalent Designation	Amortized Cost	% of Total	Estimated Fair Value	Amortized Cost	% of Total	Estimated Fair Value
		($ in millions)
1	Aaa/Aa/A	$4,403.6	57.4%	$4,799.8	$4,146.1	56.8%	$4,477.5
2	Baa	2,416.3	31.6	2,637.0	2,320.7	31.6	2,496.2
3	Ba	617.2	7.7	644.9	604.1	7.7	610.5
4	B	119.1	1.5	129.7	176.4	2.2	172.0
5	Caa and lower	64.2	0.8	73.0	48.8	0.6	47.4
6	In or near default	30.5	0.4	35.0	35.6	0.5	35.9

	Subtotal	7,650.9	99.4	8,319.4	7,331.7	99.4	7,839.5
	Redeemable preferred stock	47.0	0.6	52.0	47.0	0.6	50.5

	Total Fixed Maturities	$7,697.9	100.0%	$8,371.4	$7,378.7	100.0%	$7,890.0

(1)	Amounts in 2003 include fixed maturity securities of $58.3 million at amortized cost and $62.3 million at estimated fair value included in the DSCA sub-account OB.
(2)	Amounts in 2002 include fixed maturity securities of $58.3 million at amortized cost and $61.8 million at estimated fair value included in the DSCA sub-account OB.

Of the Company’s total portfolio of fixed maturity securities at June 30, 2003, 89.1% were investment grade and 10.9% were below-investment grade, based on designations assigned by the Securities Valuation Office of the NAIC.

The Company reviews all fixed maturity securities at least once each quarter and identifies investments that management concludes require additional monitoring. Among the criteria are: (i) violation of financial covenants, (ii) public securities trading at a substantial discount as a result of specific credit concerns, and (iii) other subjective factors relating to the issuer.

The Company defines problem securities in the fixed maturity category as securities (i) as to which principal and/or interest payments are in default or are to be restructured pursuant to commenced negotiations or (ii) issued by a company that went into bankruptcy subsequent to the acquisition of such securities or (iii) are deemed to have other than temporary impairments in value.

The Company defines potential problem securities in the fixed maturity category as securities that are deemed to be experiencing significant operating problems or difficult industry conditions. Typically these credits are experiencing or anticipating liquidity constraints, having difficulty meeting projections/budgets and would most likely be considered a below investment grade risk.

The Company defines restructured securities in the fixed maturity category as securities where a concession has been granted to the borrower related to the borrower’s financial difficulties that the Company would not have otherwise considered. The Company restructures certain securities in instances where a determination was made that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date and a partial forgiveness of principal and/or interest. There were no restructured fixed maturity securities at June 30, 2003 and December 31, 2002.

As of June 30, 2003 the fair values of the Company’s problem, potential problem and restructured fixed maturity securities were $284.9 million, $5.9 million and $0.0 million, respectively, which, in the aggregate, represented approximately 3.5% of total fixed maturity securities. As of December 31, 2002, the fair values of the Company’s problem, potential problem and restructured fixed maturity securities were $274.7 million, $8.5 million and $0.0 million, respectively, which, in the aggregate, represented approximately 3.6% of total fixed maturity securities.

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates (excluding scheduled sinking funds), as of June 30, 2003 and December 31, 2002 are as follows:

Fixed Maturity Securities by Contractual Maturity Dates

	As of June 30, 2003(1)		As of December 31, 2002(2)
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$287.9	$300.0	$498.9	$507.7
Due after one year through five years	2,166.8	2,364.5	2,082.4	2,227.1
Due after five years through ten years	2,672.2	2,959.3	2,779.2	3,020.2
Due after ten years	1,444.4	1,569.7	1,052.0	1,121.1

Subtotal	6,571.3	7,193.5	6,412.5	6,876.1
Mortgage-backed and other asset-backed securities	1,126.6	1,177.9	966.2	1,013.9

Total	$7,697.9	$8,371.4	$7,378.7	$7,890.0

(1)	Amounts in 2003 include fixed maturity securities of $58.3 million at amortized cost and $62.3 million at estimated fair value in the DSCA sub-account OB.
(2)	Amounts in 2002 include fixed maturity securities of $58.3 million at amortized cost and $61.8 million at estimated fair value included in the DSCA sub-account OB.

At June 30, 2003, the Company’s largest unaffiliated single concentration of fixed maturity securities was $674.5 million of U.S. Treasury fixed maturity securities which represents 5.5% of total invested assets. The largest non-government issuer consists of $48.3 million of Bear Stearns mortgage backed securities and senior notes, which represent approximately 0.4% of total invested assets at June 30, 2003. No other individual non-government issuer represents more than 0.3% of total invested assets.

The Company held approximately $1,177.9 million and $1,013.9 million of mortgage-backed and asset-backed securities as of June 30, 2003 and December 31, 2002, respectively. Of such amounts, $533.5 million and $305.5 million, or 45.3% and 30.1%, respectively, represented agency-issued pass-through and collateralized mortgage obligations (“CMOs”) secured by Federal National Mortgage Association, FHLMC, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company’s exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At June 30, 2003 and December 31, 2002, 89.4% and 87.1%, respectively, of the Company’s mortgage-backed and asset-backed securities were assigned an NAIC Designation of 1 at such dates.

The following table presents the types of mortgage-backed securities (“MBSs”), as well as other asset-backed securities, held by the Company as of the dates indicated.

Mortgage and Asset-backed Securities

	As of June 30, 2003	As of December 31, 2002
	($ in millions)
CMOs	$156.1	$273.9
Pass-through securities	421.1	135.6
Commercial MBSs	161.8	159.1
Asset-backed securities	438.9	445.3

Total MBSs and asset-backed securities	$1,177.9	$1,013.9

Mortgage Loans

Mortgage loans, consisting of commercial, agricultural and residential loans, comprised 15.0% and 16.0% of total invested assets at June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003 and December 31, 2002, commercial mortgage loans comprised $1,492.9 million and $1,570.5 million or 81.8% and 83.7% of total mortgage loan investments, respectively. Agricultural loans comprised $331.2 million and $306.2 million or 18.2% and 16.3% of total mortgage loans, respectively, and residential mortgages comprised $0.5 million and $0.7 million, respectively, representing less than 0.0% of the Company’s total mortgage loan investments at the dates indicted.

Commercial Mortgage Loans

For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $40.4 million and represented less than 0.3% of general account invested assets as of June 30, 2003. Amounts loaned on 21 properties were $20.0 million or greater, representing in the aggregate 37.2% of the total carrying value of the commercial loan portfolio at the same date. Total mortgage loans to the five largest borrowers accounted in the aggregate for approximately 14.0% of the total carrying value of the commercial loan portfolio and less than 2.0% of the total invested assets at June 30, 2003.

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

The carrying value of commercial mortgage loans at June 30, 2003 was $1,492.9 million, which amount is net of valuation allowances aggregating $19.6 million, representing management’s best estimate of cumulative impairments at such date. However, there can be no assurance that increases in valuation allowances will not be necessary. Any such increases may have a material adverse effect on the Company’s financial position and results of operations.

As of June 30, 2003 the carrying value of potential problem loans aggregated $42.9 million net of $0.0 million in valuation allowances, and the carrying value of restructured loans aggregated $9.1 million net of $2.1 million in valuation allowances. The Company had no problem loans as of June 30, 2003.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of June 30, 2003, such reserves were $17.5 million.

Agricultural Mortgage Loans

The carrying value of the Company’s agricultural mortgage loans at June 30, 2003 was $331.2 million, which is net of valuation allowance of $1.8 million, representing management’s best estimate of cumulative impairment at such date. The agricultural mortgage portfolio is diversified both geographically and by type of product. The security for these loans includes row crops, permanent plantings, dairies, ranches and timber tracts.

The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. Total problem, potential problem and restructured agricultural mortgages as of June 30, 2003 were $20.3 million.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of June 30, 2003, such reserves were $1.6 million.

Other Invested Assets

Other invested assets as of June 30, 2003 and December 31, 2002 are as follows:

	As of June 30, 2003	As of December 31, 2002
	($ in millions)
Mezzanine real estate loans	$27.4	$20.4
Partnership equities	49.8	36.2
Receivables	12.2	11.8
Other	25.9	29.0

Total other invested assets	$115.3	$97.4

Equity Securities

Common Stocks—

The Company’s investments in common stocks represented approximately 2.1% of invested assets as of June 30, 2003 and December 31, 2002. The Company’s investments in common stocks are classified as available-for-sale and are reported at estimated fair value. Unrealized gains and losses on the Company’s common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes, and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized.

Limited partnership interests—

The Company’s investments in limited partnership interests were $190.9 million and $186.2 million at June 30, 2003 and December 31, 2002, respectively. In accordance with GAAP, investment partnerships report their investments at fair value and changes in the fair value of such investments are reflected in the income of such partnerships. Accordingly, a significant portion of the income reported by the Company from partnerships accounted for under the equity method results from unrealized appreciation or depreciation in the fair value of the investments of the partnerships. See “—Critical Accounting Policies—Investments.”

The limited partnerships in which the Company has invested in are investment partnerships which invest in the equity of private companies (generally in the form of common stock). These partnerships will generally hold such equity until the underlying company issues its securities to the public through an initial public offering. At that time or thereafter, at the general partners’ discretion, the partnership will generally distribute the underlying common stock to its partners. Accordingly, certain of the common stocks owned by the Company at June 30, 2003 and December 31, 2002 were acquired through distributions from the Company’s investments in limited partnership interests. However, it has been the Company’s practice to sell such positions shortly after such distributions.

At June 30, 2003 and December 31, 2002, the industry sectors underlying the investments in equity limited partnerships comprised 51.1% and 52.5% in information technology, 20.7% and 19.8% in domestic LBO, and 28.2% and 27.7% in other industry sectors none of which exceeded 9.3% of total equity limited partnerships, respectively.

The following table sets forth the carrying value of the Company’s investments in limited partnership interests sorted by the basis upon which the Company accounts for such investments as well as the amount of such investments attributable to the partnerships’ ownership of public and private common stock at June 30, 2003 and December 31, 2002:

	Carrying Value
	As of June 30, 2003	As of December 31, 2002
	($ in millions)
Equity Method
Public common stock	$28.6	$27.7
Private common stock	64.0	64.3

Subtotal	92.6	92.0

Fair Value Method
Public common stock	22.1	15.2
Private common stock	76.2	79.0

Subtotal	98.3	94.2

Total	$190.9	$186.2

At June 30, 2003 and December 31, 2002, the Company had investments in approximately 54 different limited partnership, which represented 1.6% of the Company’s general account invested assets as of both dates. Investment results for the portfolio are dependent upon, among other things, general market conditions for initial and secondary offerings of common stock. For the six-month periods ended June 30, 2003 and 2002, investment income (loss) from equity partnership interests (which is comprised primarily of the Company’s pro rata share of income reported by partnership investments accounted for under the equity method and income recognized upon distribution for partnership investments accounted for under the fair value method) was approximately $2.5 million and $1.2 million, respectively.

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

The following table presents certain information with respect to realized investment losses from “other than temporary impairment” charges for the six-month period ended June 30, 2003 and the year ended December 31, 2002. These impairment charges were determined based on the Company’s assessment of the factors referred to above, as they pertain to the individual securities determined to be other than temporarily impaired. Excluded are amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

	As of June 30, 2003	As of December 31, 2002
	($ in millions)
Realized investment losses from other than temporary impairment charges:
Fixed maturity securities	$15.9	$115.5
Number of positions	15	69
Common stocks	$0.7	$12.2
Number of positions	13	16

The Company’s portfolio of fixed maturity securities is comprised of public and private securities. The Company’s portfolio of common stocks is comprised of all public securities. Public securities are those that are registered with the SEC. Private securities are issued under an exemption from registration under the Securities Act of 1933. It is generally recognized that publicly traded securities are more liquid than privately traded securities. The Company classifies all of its investments in fixed maturity securities and common stocks as “available for sale”. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value for public securities is based on sales prices or bid-and-asked quotations currently available on a securities exchange registered with the SEC or in the over-the-counter market, provided that those prices or quotations for the over-the-counter market are publicly reported by the National Association of Securities.

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

At June 30, 2003 the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $5,266.3 million and $3,105.1 million, respectively, and the carrying value of the Company’s common stock portfolio was $80.4 million. At December 31, 2002, the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $4,716.9 million and $3,173.1 million, respectively, and the carrying value of the Company’s common stock portfolio was $62.8 million.

At June 30, 2003, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $18.8 million, of which $12.3 million and $6.5 million related to public and private fixed maturity securities, respectively, and gross unrealized losses on the Company’s portfolio of common stocks were $0.4 million. At December 31, 2002, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $43.2 million, of which $22.4 million and $20.8 million related to public and private fixed maturity securities, respectively, and gross unrealized losses on the Company’s portfolio of common stocks were $2.3 million.

In determining that the securities giving rise to the aforementioned unrealized losses were not “other than temporarily impaired”, the Company evaluated the factors cited above, which it considers when assessing whether a security is other than temporarily impaired. In making these evaluations, the Company must exercise considerable judgment. Accordingly, there can be no assurance that actual results will not differ from the Company’s judgments and that such differences may require the future recognition of “other than temporary impairment charges” that could have a material effect on its financial position and results of operations. In addition, the value of, and the realization of any loss on, a fixed maturity security or common stock is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by the Company may be affected by the relative concentration of its investments in any one issuer or industry. The Company has established specific policies limiting the concentration of its investments in any single issuer and industry and believes its investment portfolio is prudently diversified. At June 30, 2003 and December 31, 2002, no single issuer constituted more than $1.8 million and $5.0 million of the Company’s gross unrealized losses. See “—Investments—Fixed Maturity Securities—Total Fixed Maturities by Credit Quality” for information regarding the ratings by NRSROs of securities comprising the Company’s fixed maturity security portfolio. Also, see “—Investments—Fixed Maturity Securities—Total Fixed Maturities by Credit Quality” for information concerning the industry concentration of the Company’s fixed maturity securities.

The following tables present certain information by type of investment with respect to the Company’s gross unrealized losses on fixed maturity securities outside of the Closed Block, in the Closed Block, and in total, at June 30, 2003 and December 31, 2002 including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses, information as to the amount of time securities have been in an unrealized loss position, and the respective credit quality of such securities. Management segregated the information in the following tables between that applicable to the Closed Block and that applicable to outside the Closed Block because, other than a difference in classification within the Company’s income statement, management believes it is unlikely that there could be any impact to the net income reported by the Company for any period presented due to the sufficiency of the deferred dividend liability in the Closed Block as of the end of all periods presented. See Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements. Excluded are amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

Gross Unrealized Losses on Fixed Maturity Securities As of June 30, 2003

Outside the Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	22	10	3	—	5	40	22	6	—	—	—	28	68
Total Market Value	99.4	57.2	11.9	—	1.4	169.9	20.5	5.7	—	—	—	26.2	196.1
Total Amortized Cost	100.5	62.7	12.0	—	1.5	176.7	21.2	5.8	—	—	—	27.0	203.7
Gross Unrealized loss	(1.1)	(5.5)	(0.1)	—	(0.1)	(6.8)	(0.7)	(0.1)	—	—	—	(0.8)	(7.6)

Private Fixed MaturitySecurities:
Number of positions	6	4	—	1	—	11	3	8	—	—	—	11	22
Total Market Value	45.6	7.7	—	8.8	—	62.1	27.2	43.6	—	—	—	70.8	132.9
Total Amortized Cost	48.0	7.9	—	9.0	—	64.9	28.3	45.3	—	—	—	73.6	138.5
Gross Unrealized loss	(2.4)	(0.2)	—	(0.2)	—	(2.8)	(1.1)	(1.7)	—	—	—	(2.8)	(5.6)

Total Fixed Maturity Securities:
Number of positions	28	14	3	1	5	51	25	14	—	—	—	39	90
Total Market Value	145.0	64.9	11.9	8.8	1.4	232.0	47.7	49.3	—	—	—	97.0	329.0
Total Amortized Cost	148.5	70.6	12.0	9.0	1.5	241.6	49.5	51.1	—	—	—	100.6	342.2
Gross Unrealized loss	(3.5)	(5.7)	(0.1)	(0.2)	(0.1)	(9.6)	(1.8)	(1.8)	—	—	—	(3.6)	(13.2)

Gross Unrealized Losses on Fixed Maturity Securities As of June 30, 2003

Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	11	2	1	—	—	14	—	3	—	—	—	3	17
Total Market Value	69.0	9.7	9.9	—	—	88.6	—	27.6	—	—	—	27.6	116.2
Total Amortized Cost	69.8	10.3	10.0	—	—	90.1	—	30.6	—	—	—	30.6	120.7
Gross Unrealized loss	(0.8)	(0.6)	(0.1)	—	—	(1.5)	—	(3.0)	—	—	—	(3.0)	(4.5)

Private Fixed Maturity Securities:
Number of positions	3	2	1	—	—	6	1	9	—	—	—	10	16
Total Market Value	23.8	7.2	15.0	—	—	46.0	1.5	13.0	—	—	—	14.5	60.5
Total Amortized Cost	24.0	7.7	15.1	—	—	46.8	1.6	13.2	—	—	—	14.8	61.6
Gross Unrealized loss	(0.2)	(0.5)	(0.1)	—	—	(0.8)	(0.1)	(0.2)	—	—	—	(0.3)	(1.1)

Total Fixed Maturity Securities:
Number of positions	14	4	2	—	—	20	1	12	—	—	—	13	33
Total Market Value	92.8	16.9	24.9	—	—	134.6	1.5	40.6	—	—	—	42.1	176.7
Total Amortized Cost	93.8	18.0	25.1	—	—	136.9	1.6	43.8	—	—	—	45.4	182.3
Gross Unrealized loss	(1.0)	(1.1)	(0.2)	—	—	(2.3)	(0.1)	(3.2)	—	—	—	(3.3)	(5.6)

Total Gross Unrealized Losses on Fixed Maturity Securities As of June 30, 2003

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	33	12	4	—	5	54	22	9	—	—	—	31	85
Total Market Value	168.4	66.9	21.8	—	1.4	258.5	20.5	33.3	—	—	—	53.8	312.3
Total Amortized Cost	170.3	73.0	22.0	—	1.5	266.8	21.2	36.4	—	—	—	57.6	324.4
Gross Unrealized loss	(1.9)	(6.1)	(0.2)	—	(0.1)	(8.3)	(0.7)	(3.1)	—	—	—	(3.8)	(12.1)

Private Fixed Maturity Securities:
Number of positions	9	6	1	1	—	17	4	17	—	—	—	21	38
Total Market Value	69.4	14.9	15.0	8.8	—	108.1	28.7	56.6	—	—	—	85.3	193.4
Total Amortized Cost	72.0	15.6	15.1	9.0	—	111.7	29.9	58.5	—	—	—	88.4	200.1
Gross Unrealized loss	(2.6)	(0.7)	(0.1)	(0.2)	—	(3.6)	(1.2)	(1.9)	—	—	—	(3.1)	(6.7)

Total Fixed Maturity Securities:
Number of positions	42	18	5	1	5	71	26	26	—	—	—	52	123
Total Market Value	237.8	81.8	36.8	8.8	1.4	366.6	49.2	89.9	—	—	—	139.1	505.7
Total Amortized Cost	242.3	88.6	37.1	9.0	1.5	378.5	51.1	94.9	—	—	—	146.0	524.5
Gross Unrealized loss	(4.5)	(6.8)	(0.3)	(0.2)	(0.1)	(11.9)	(1.9)	(5.0)	—	—	—	(6.9)	(18.8)

As indicated in the above tables, there were 11 investment grade fixed maturity security positions that have been in an unrealized loss position for more than 12 months as of June 30, 2003. The aggregate gross pre-tax unrealized loss relating to these positions was $0.6 million ($0.2 million after-tax) as of such date. Substantially all of the unrealized losses related to nine positions which were not considered “other than temporarily impaired” because management is of the opinion that the unrealized loss position was primarily attributable to temporary market conditions affecting the related industry sectors, as well as the fact that management’s analysis of the issuer’s financial strength supported the conclusion that the security was not “other than temporarily impaired”. The balance of the loss related to four positions with negligible unrealized losses.

The following table presents certain information by type of investments with respect to the Company’s gross unrealized losses on common stock investments at June 30, 2003 including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses and information as to the amount of time securities have been in an unrealized loss position.

	0-6 Months	>6-12 Months	>12 Months	Total
	($ in millions)
Common Stock
Number of positions	8	6	—	14
Total Market Value	2.2	3.7	—	5.9
Total Amortized Cost	2.4	3.9	—	6.3
Gross Unrealized loss	(0.2)	(0.2)	—	(0.4)

Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002

Outside the Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	24	9	2	—	5	40	14	1	—	—	—	15	55
Total Market Value	117.4	17.1	0.5	—	1.4	136.4	49.4	0.1	—	—	—	49.5	185.9
Total Amortized Cost	126.1	17.3	0.5	—	1.7	145.6	52.5	0.1	—	—	—	52.6	198.2
Gross Unrealized loss	(8.7)	(0.2)	—	—	(0.3)	(9.2)	(3.1)	—	—	—	—	(3.1)	(12.3)

Private Fixed Maturity Securities:
Number of positions	12	—	1	—	—	13	11	1	—	—	—	12	25
Total Market Value	63.5	—	8.8	—	—	72.3	45.2	1.0	—	—	—	46.2	118.5
Total Amortized Cost	68.5	—	9.0	—	—	77.5	51.4	1.3	—	—	—	52.7	130.2
Gross Unrealized loss	(5.0)	—	(0.2)	—	—	(5.2)	(6.2)	(0.3)	—	—	—	(6.5)	(11.7)

Total Fixed Maturity Securities:
Number of positions	36	9	3	—	5	53	25	2	—	—	—	27	80
Total Market Value	180.9	17.1	9.3	—	1.4	208.7	94.6	1.1	—	—	—	95.7	304.4
Total Amortized Cost	194.6	17.3	9.5	—	1.7	223.1	103.9	1.4	—	—	—	105.3	328.4
Gross Unrealized loss	(13.7)	(0.2)	(0.2)	—	(0.3)	(14.4)	(9.3)	(0.3)	—	—	—	(9.6)	(24.0)

Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002

Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	9	5	3	—	1	18	5	2	—	—	—	7	25
Total Market Value	48.0	9.5	17.0	—	9.3	83.8	29.0	15.0	—	—	—	44.0	127.8
Total Amortized Cost	50.2	10.5	18.5	—	10.0	89.2	33.2	15.5	—	—	—	48.7	137.9
Gross Unrealized loss	(2.2)	(1.0)	(1.5)	—	(0.7)	(5.4)	(4.2)	(0.5)	—	—	—	(4.7)	(10.1)

Private Fixed Maturity Securities:
Number of positions	3	—	—	—	1	4	13	3	—	—	—	16	20
Total Market Value	21.8	—	—	—	15.0	36.8	31.5	23.0	—	—	—	54.5	91.3
Total Amortized Cost	22.5	—	—	—	15.2	37.7	33.3	29.4	—	—	—	62.7	100.4
Gross Unrealized loss	(0.7)	—	—	—	(0.2)	(0.9)	(1.8)	(6.4)	—	—	—	(8.2)	(9.1)

Total Fixed Maturity Securities:
Number of positions	12	5	3	—	2	22	18	5	—	—	—	23	45
Total Market Value	69.8	9.5	17.0	—	24.3	120.6	60.5	38.0	—	—	—	98.5	219.1
Total Amortized Cost	72.7	10.5	18.5	—	25.2	126.9	66.5	44.9	—	—	—	111.4	238.3
Gross Unrealized loss	(2.9)	(1.0)	(1.5)	—	(0.9)	(6.3)	(6.0)	(6.9)	—	—	—	(12.9)	(19.2)

Total Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	33	14	5	—	6	58	19	3	—	—	—	22	80
Total Market Value	165.4	26.6	17.5	—	10.7	220.2	78.4	15.1	—	—	—	93.5	313.7
Total Amortized Cost	176.3	27.8	19.0	—	11.7	234.8	85.7	15.6	—	—	—	101.3	336.1
Gross Unrealized loss	(10.9)	(1.2)	(1.5)	—	(1.0)	(14.6)	(7.3)	(0.5)	—	—	—	(7.8)	(22.4)

Private Fixed Maturity Securities:
Number of positions	15	—	1	—	1	17	24	4	—	—	—	28	45
Total Market Value	85.3	—	8.8	—	15.0	109.1	76.7	24.0	—	—	—	100.7	209.8
Total Amortized Cost	91.0	—	9.0	—	15.2	115.2	84.7	30.7	—	—	—	115.4	230.6
Gross Unrealized loss	(5.7)	—	(0.2)	—	(0.2)	(6.1)	(8.0)	(6.7)	—	—	—	(14.7)	(20.8)

Total Fixed Maturity Securities:
Number of positions	48	14	6	—	7	75	43	7	—	—	—	50	125
Total Market Value	250.7	26.6	26.3	—	25.7	329.3	155.1	39.1	—	—	—	194.2	523.5
Total Amortized Cost	267.3	27.8	28.0	—	26.9	350.0	170.4	46.3	—	—	—	216.7	566.7
Gross Unrealized loss	(16.6)	(1.2)	(1.7)	—	(1.2)	(20.7)	(15.3)	(7.2)	—	—	—	(22.5)	(43.2)

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

The following table presents certain information by type of investment with respect to securities sold which resulted in a loss for the six-month period ended June 30, 2003 and the year ended December 31, 2002, including: (i) the number of positions sold that comprise the aggregate gross realized loss for the period; (ii) the aggregate fair value of such securities at the date of their sale, (iii) the aggregate carrying value of such securities at the date of sale; (iv) the aggregate gross amount of the realized loss recorded from the sale of such securities during the period; and (v) the gross realized losses reported for each period sorted in descending order by percentage of sales price to carrying value at the date of sale. Excluded are amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

	For the Three-month Period Ended 2003	For the Six-month Period Ended 2003	For the year ended December 31, 2002
	($ in millions)
Fixed Maturity Securities:
Number of positions	4	12	64
Fair value at date of sale	$2.6	$4.2	$18.0
Carrying value at date of sale	$2.6	$4.3	$22.9
Gross realized losses	$(0.0)	$(0.1)	$(4.9)
Gross realized losses by the % of sales price to carrying value:
• 100 to 95 percent	$(0.0)	$(0.1)	$(0.1)
• <95 to 90	$(0.0)	$(0.0)	$(0.1)
• <90	$(0.0)	$(0.0)	$(4.7)
Common Stock Securities:
Number of positions	7	20	27
Fair value at date of sale	$3.6	$4.5	$4.7
Carrying value at date of sale	$3.7	$5.0	$7.3
Gross realized losses	$(0.1)	$(0.5)	$(2.6)

With respect to fixed maturity securities sold which resulted in a loss for the quarter ended June 30, 2003 and the year ended December 31, 2002, the following table presents certain information as to the amount of time such securities have been in an unrealized loss position. The information in this table is sorted by % of sales price to carrying value.

	For the Quarter Ended June 30, 2003
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position and by % of the securities’ sales price to carrying value:
• 100 to 95 percent	2	1	0	3
• <95 to 90	0	1	0	1
• <90	0	0	0	0

	For the Six Month Period Ended June 30, 2003
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position and by % of the securities’ sales price to carrying value:
• 100 to 95 percent	7	1	0	8
• <95 to 90	1	1	0	2
• <90	2	0	0	2

	For the Year Ended December 31, 2002
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position and by % of the securities’ sales price to carrying value:
• 100 to 95 percent	12	3	2	17
• <95 to 90	8	1	2	11
• <90	16	3	17	36

Based on management’s analysis of the underlying issuers’ fundamentals, management concluded that, with few exceptions, losses incurred on sales of fixed maturity securities at or above prices of 90% of carrying value are not attributable to the creditworthiness of the issuer. In certain instances losses incurred on sales of fixed maturity securities at or above prices of 90% of carrying value were at least in part due to the creditworthiness of the issuer. Management made sales of securities at or above prices of 90% of carrying value in response to portfolio management decisions made in the period of sale, and such sales were not previously contemplated in prior periods. For the quarter ended June 30, 2003 and the year ended December 31, 2002 the Company incurred losses on sales of fixed maturity securities at prices below 90% of carrying value aggregating $0.0 million and $4.7 million, respectively. For all sales of securities at prices less than 90% of carrying value management’s evaluation of the underlying issuers’ fundamentals up to the period of sale concluded that both the principal and interest would be collected as scheduled. In the period in which management changed its view as to the likelihood that the Company would collect the scheduled principal and interest the Company either recognized an “other than temporary impairment” or sold the securities.

Of the loss recorded for the year ended December 31, 2002 on sales of fixed maturity securities sold at prices below 90%, $3.4 million resulted from sales of 16 securities that were in an unrealized loss position less than 6 months, $0.5 million resulted from sales of three securities that were in an unrealized loss position between 6-12 months, and $0.8 million resulted from sales of 16 securities that were in an unrealized loss position for more than 12 months.

With respect to common stock sold which resulted in a loss for the quarter ended June 30, 2003 and the year ended December 31, 2002, the following table presents certain information as to the amount of time such securities have been in an unrealized loss position. Excluded are amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

	For the Quarter Ended June 30, 2003
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position	7	0	0	7

	For the Six-Month Period Ended June 30, 2003
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position	20	0	0	20

	For the Year Ended December 31, 2002
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position	10	17	0	27

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(1)(a) and (b) of Form 10-Q.

ITEM 4:    CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of MONY Holdings’ management, including MONY Holdings’ President and Chief Financial Officer, of the effectiveness of MONY Holdings’ disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003. Based upon this evaluation, the President and Chief Financial Officer concluded that these disclosure controls and procedures were effective. No change in MONY Holdings’ internal control over financial reporting was identified in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, MONY Holdings’ internal control over financial reporting.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

31.1	Certification of Kenneth M. Levine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard Daddario pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kenneth M. Levine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard Daddario pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized in the City of New York, State of New York.

Date:    August 14, 2003

MONY HOLDINGS, LLC

By:	The MONY Group Inc., a Delaware corporation, as its sole Member

By:	/s/ BART SCHWARTZ

Bart Schwartz Senior Vice President and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ KENNETH M. LEVINE Kenneth M. Levine	President (Principal Executive Officer)	August 14, 2003

/s/ RICHARD DADDARIO Richard Daddario	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 14, 2003

S-1