Form 10-K
period 2003-12-31
MONY HOLDINGS LLC
filed 2004-04-14
CIK 1176372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The aggregate market value of the membership interests of Registrant held by non-affiliates as of March 8, 2004 was $0, because all outstanding membership interests are owned by Registrant’s parent, The MONY Group Inc.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the Reduced Disclosure Format.

*	Item prepared in accordance with General Instruction I of Form 10-K
**	Item omitted in accordance with General Instruction I of Form 10-K

FORWARD-LOOKING STATEMENTS

The Company’s management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company’s operations, economic performance, prospects and financial condition. Forward-looking statements include, among other things, discussions concerning the Company’s potential exposure to market risks, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions. The Company claims the protection afforded by the safe harbor for forward-looking statements as set forth in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including the following: satisfaction of the closing conditions set forth in the merger agreement among AXA Financial, Inc., AIMA Acquisition Co. and The MONY Group Inc., including the MONY Group Inc.’s shareholders and regulatory approvals; a significant delay in the expected completion of, or failure to complete, the contemplated merger; the Company could experience losses, including venture capital losses; the Company could be subjected to further downgrades by rating agencies of the claims-paying ability and financial-strength ratings of the Company’s insurance subsidiaries; recent improvements in the equities markets may not be sustained into the future; the Company could have to accelerate amortization of deferred policy acquisition costs if market conditions deteriorate; the Company may be required to recognize in its earnings “other than temporary impairment” charges on its invested assets if market conditions and/or the issuer’s financial condition deteriorates; the Company could have to write off investments in certain securities if the issuers’ financial condition deteriorates; recent improvements in the equity markets may not be sustained in the future; actual death-claim experience could differ from the Company’s mortality assumptions; the Company could have liability from as-yet-unknown litigations and claims; larger settlements or judgments than the Company anticipates could result in pending cases due to unforeseen developments; and changes in laws, including tax laws, could affect the demand for the Company’s products. The Company does not undertake to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

STATUTORY FINANCIAL INFORMATION

Dividends from MONY Life Insurance Company (“MONY Life”) are the principal source of cash inflow which will enable MONY Holdings, LLC (“MONY Holdings”) to meet its debt obligations. See “Business — Overview”, “Business Summary of the Insured Notes” and “Business — Source of Payment” for further information. The ability of MONY Life to declare and pay MONY Holdings a dividend is governed by the Insurance Law of the State of New York. The Insurance Law of the State of New York permits a stock life insurance company to pay dividends each calendar year, without the prior approval of the superintendent of the insurance department, in an amount equal to the lesser of ten percent of its policyholders’ surplus as of the end of the preceding calendar year or the company’s net gain from operations for the preceding calendar year (not including realized capital gains), as determined in accordance with Statutory Accounting Practices prescribed or permitted by the Insurance Department of the State of New York. The law also provides that, if the company desires to distribute dividends to its shareholders in excess of the amount described in the preceding sentence, it may make such distribution only upon giving notice of its intention to declare such dividend, and the amount thereof, to the New York Superintendent no less than thirty days in advance of such distribution. The New York Superintendent may disapprove such distribution by giving written notice to such company within thirty days after such filing if he finds that the financial condition of the company does not warrant such distribution. Accordingly, to assist investors in evaluating MONY Life’s ability to pay dividends to MONY Holdings, presented herein are: (i) audited statutory financial statements of MONY Life as of and for the years ended December 31, 2003 and 2002, and (ii) management’s discussion and analysis of the statutory financial condition and results of operations of MONY Life as of and for the year ended December 31, 2003 as compared to the year ended December 31, 2002.

The statutory financial information presented herein is based on Statutory Accounting Practices, which are those accounting principles or practices prescribed or permitted by an insurer’s domiciliary state. Statutory

Accounting Practices are set forth in the insurance laws, regulations and administrative rulings of each state, publications of the National Association of Insurance Commissioners and other documents and accordingly, a reconciliation of statutory financial information to financial information determined in accordance with accounting principles generally accepted in the United States of America would not be meaningful.

In addition, pursuant to the indenture, as defined in Part I — Business — Overview, dividends to MONY Holdings from MONY Life are required to be allocated between the Ongoing Businesses and the Closed Block Business (as defined herein). The amount of the dividend attributable to the Closed Block Business is required to be deposited in the Debt Service Coverage Account — Closed Block Business. As described in the indenture, the amount of the dividend deposited in the Debt Service Coverage Account — Closed Block Business generally is not available for dividend to the MONY Group until all of MONY Holdings’ obligations to pay principal, interest and other amounts on the Insured Notes issued under the indenture are fully extinguished. Under limited circumstances, if the fair value of the assets in the Debt Service Coverage Account exceeds amounts set forth in the indenture, such excess can become available for dividend to the MONY Group. The amount of such dividend attributable to the Ongoing Businesses will generally be available to MONY Holdings to pay dividends to the MONY Group. Accordingly, where applicable, financial information presented herein has been segregated between amounts attributable to the Ongoing Businesses and to the Closed Block Business to assist investors in evaluating the relative contributions to MONY Life’s dividend from the Ongoing Businesses and the Closed Block Business, respectively.

PART I

Item 1. Business.

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K.

Overview

On February 27, 2002, MONY Holdings, LLC (“MONY Holdings”) was formed as a downstream, wholly-owned, holding company of The MONY Group Inc. (“MONY Group”). MONY Group formed MONY Holdings for the purpose of issuing debt tied to the performance of the Closed Block Business (as defined below) within MONY Life Insurance Company (“MONY Life”), a wholly-owned and principal operating subsidiary of MONY Group. On April 30, 2002, MONY Holdings commenced its operations and, through a structured financing tied to the performance of the Closed Block Business within MONY Life, issued $300 million of MONY Holdings’ Series A Floating Rate Insured Notes due 2017 (the “Original Notes”) in a private placement. In addition, MONY Group, pursuant to the terms of the structured financing, transferred all of its ownership interest in MONY Life to MONY Holdings. The Original Notes and the Exchange Notes (as described below) are senior, secured indebtedness and are governed by an indenture, dated as of April 30, 2002 (the “Indenture”), among MONY Holdings, Ambac Assurance Corporation (“Ambac”), MONY Group (solely for the limited purposes set forth therein), and Bank One Trust Company, N.A., as Trustee (the “Trustee”). MONY Holdings’ ability to meet its obligations under the Original Notes and the Exchange Notes is dependent upon the results of the Closed Block Business and the ability of MONY Life to dividend sufficient funds to MONY Holdings.

Under an exchange and registration rights agreement that MONY Holdings entered into in connection with the issuance of the Original Notes (the “Registration Rights Agreement”), MONY Holdings agreed to:

•	file an exchange offer registration statement (the “Exchange Offer Registration Statement”) with the Securities and Exchange Commission (“the SEC”) within 90 days of the date of issuance of the Original Notes to allow holders of the Original Notes to exchange their Original Notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended (the “Securities Act”) as evidence of the same underlying indebtedness;

•	use its reasonable best efforts to cause the Exchange Offer Registration Statement to become effective under the Securities Act within 180 days of the date of issuance of the Original Notes;

•	use its reasonable best efforts to consummate the exchange offer 45 business days after the effective date of the Exchange Offer Registration Statement and to hold the exchange offer open for at least 30 days; and

•	in specified circumstances, file a shelf registration statement no later than 30 days after the obligation to file arises.

In the event MONY Holdings did not comply with its obligations under the Registration Rights Agreement, MONY Holdings agreed to pay liquidated damages in the form of additional interest to holders of the Insured Notes until such time that such obligations were complied with. These liquidated damages are not covered by the Insurance Policy that guarantees timely payment of principal and interest on the Insured Notes and the Exchange Notes.

As required under the Registration Rights Agreement, MONY Holdings filed the Exchange Offer Registration Statement on Form S-4 with the SEC, prior to the expiration of the 90 day period, relating to the issuance of its Series B Floating Rate Insured Notes due 2017 (the “Exchange Notes”), which constitute new notes substantially identical to the Original Notes and which evidence the same underlying indebtedness as the Original Notes. The Exchange Offer Registration Statement was not, however, declared effective by the SEC within the 180 day period. Accordingly, MONY Holdings was required to pay, and did pay, certain liquidated damages to the holders of the Original Notes through December 31, 2002 aggregating $0.1 million as required under the Registration Rights Agreement until the Exchange Offer Registration Statement was declared effective on February 14, 2003.

Following the effectiveness of the Exchange Offer Registration Statement, MONY Holdings conducted an exchange offer (the “Exchange Offer”) in accordance with the provisions of the Registration Rights Agreement pursuant to which MONY Holdings offered the Exchange Notes for the outstanding Original Notes. At the closing of the Exchange Offer, which occurred on March 26, 2003, the holders exchanged in the aggregate $145 million principal amount of the Original Notes for $145 million aggregate principal amount of newly issued Exchange Notes. The Exchange Notes were issued under and are entitled to the benefits of the Indenture. The Original Notes, together with the Exchange Notes, are hereinafter referred to as the “Insured Notes”.

MONY Holdings may issue additional series of notes until December 31, 2004, up to an aggregate principal amount of $150 million, subject to the satisfaction of conditions for each additional issuance required by the Indenture. MONY Holdings does not currently expect to issue any such additional notes.

MONY Holdings through MONY Life its direct and indirect wholly owned subsidiaries (MONY Holdings and its subsidiaries are collectively referred to herein as the “Company”), provides life insurance, annuities, corporate-owned and bank-owned life insurance (“COLI and BOLI”), mutual funds, securities brokerage, business and estate planning. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by its principal life insurance operating subsidiary, and (ii) financial advisors and account executives of its securities broker dealer subsidiary. The Company’s Wholesale channel is comprised of (i) MONY Partners, a division of MONY Life, (ii) independent third party insurance brokerage general agencies and securities broker dealers and (iii) its corporate marketing team which markets COLI and BOLI products. For the year ended December 31, 2003, Retail distribution accounted for approximately 17.6%, and 42.6% of sales of protection and accumulation products, respectively, while Wholesale distribution accounted for 82.4% and 57.4% of sales of protection and accumulation products, respectively. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico, and currently insures or provides other financial services to more than one million individuals. See Management’s Discussion and Analysis — Organization and Business.

Other than acting as a holding company of MONY Life and servicing the Insured Notes in accordance with the Indenture, MONY Holdings has no operations and engages in no other activities.

On September 17, 2003, MONY Group entered into an Agreement and Plan of Merger with AXA Financial, Inc. (“AXA Financial”) and AIMA Acquisition Co., which was subsequently amended on February 22, 2004 (hereafter referred to collectively as the “AXA Agreement”), pursuant to which MONY Group will become a wholly owned subsidiary of AXA Financial in a cash transaction valued at approximately $1.5 billion. Under the terms of the AXA Agreement, which has been approved by the boards of directors of AXA Financial and MONY Group, MONY Group’s shareholders will receive $31.00 for each share of MONY Group’s common stock. The acquisition contemplated by the AXA Agreement is subject to various regulatory approvals and other customary conditions, including the approval of MONY Group’s shareholders. A special meeting of MONY Group’s shareholders is scheduled for May 18, 2004 to vote on the proposed acquisition of MONY Group by AXA Financial. The transaction is expected to close in the second quarter of 2004. See Note 18 to the MONY Holdings and Subsidiary Consolidated Financial Statements for further information regarding MONY Group’s pending merger transaction with AXA Financial.

Summary of the Insured Notes

The Insured Notes will mature on January 21, 2017. Pursuant to the terms of the Indenture, annual scheduled amortization payments will begin on January 21, 2008. The Insured Notes accrue interest at an annual rate equal to three-month London InterBank Offered Rate (“LIBOR”) plus 0.55%. Interest on the Insured Notes is payable quarterly in arrears on each January 21, April 21, July 21 and October 21. Concurrent with the issuance of the Insured Notes, MONY Holdings entered into an interest rate swap contract (the Swap), which locked in a fixed rate of interest on this indebtedness at 6.44%. Including debt issuance costs of $7.4 million and the cost of the insurance policy (75 basis points per annum), which guarantees the scheduled principal and interest payments on the Insured Notes, the total effective interest rate on the indebtedness is 7.36%. See Note 22 to the MONY Holdings and Subsidiary Consolidated Financial Statements.

The Insured Notes are and will at all times be senior, secured indebtedness of MONY Holdings. Recourse in respect of the Insured Notes is limited to the collateral as described below under “Security Interest”, except in the limited circumstances described below for Deficiency Claims.

In connection with the issuance of the Insured Notes, MONY Life’s and MONY Holdings’ assets and liabilities have been allocated between the “Ongoing Businesses” (the “OB”) and the “Closed Block Business” (the “CBB”) of each of MONY Life and MONY Holdings pursuant to the terms of the Indenture. Below is a brief summary of MONY Life’s “closed block” and of certain of MONY Life’s and MONY Holdings’ assets and liabilities which have been allocated to the CBB and the OB.

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

The Closed Block assets consist of those assets allocated to the Closed Block by MONY Life as of December 31, 1997, cash flows from those assets, assets resulting from the reinvestment of those cash flows, net cash flows from the Closed Block policies including due premiums on the Closed Block policies and payment on policy loans, assets resulting from the investment of those cash flows, and accrued interest on any of the above assets. MONY Life cannot use the Closed Block assets for any purpose other than the payment of benefits on Closed Block policies (including policy dividends), certain taxes and assessments, without the prior approval of the Superintendent of Insurance of the State of New York. The Closed Block assets are assets of MONY Life and are subject to the same liabilities and the same priority of claims as MONY Life’s general account assets in the event of MONY Life’s rehabilitation or liquidation. The Closed Block is one component of CBB.

A further description of the Closed Block and the policies included in the Closed Block is set forth below under “The Closed Block”.

Closed Block Business

In addition to the Closed Block assets and Closed Block liabilities, which are within MONY Life and together comprise the statutory Closed Block, there are additional assets and liabilities held outside of the Closed

Block that also support the policies included in the Closed Block. Those additional assets and liabilities consist of the following and, together with the Closed Block assets and Closed Block liabilities, constitute the CBB:

•	Within MONY Life: the Surplus and Related Assets (as described below), corresponding adjustments, such as deferred policy acquisition costs and deferred taxes in accordance with accounting principles generally accepted in the United States of America (“GAAP”), any funds in the Additional Reserve Account (described below), and other assets and liabilities of MONY Life attributable to the CBB as specified in the Closed Block Memorandum”;

•	Within MONY Holdings: the outstanding principal amount of the Insured Notes and related unamortized debt issuance costs, the insurance policies guaranteeing payment of principal and interest on the Insured Notes and the interest rate swaps, the Debt Service Coverage Account — Sub-account CBB, obligations and rights under the insurance agreement entered into in connection with the issuance of the Insured Notes, obligations and rights under the tax agreement entered into in connection with the issuance of the Insured Notes and related to the CBB, the interest rate swaps relating to the Insured Notes (described below under “Interest Rate Hedge”), and other incidental assets and liabilities of MONY Holdings attributable to the CBB.

Ongoing Businesses

All of MONY Holdings’ remaining assets and liabilities outside of those defined as part of the CBB, constitute the OB.

Surplus and Related Assets

The Surplus and Related Assets (“SRA”) are those assets of MONY Life held outside the Closed Block to meet initial capital requirements related to the CBB within MONY Life as well as those assets that initially represent the difference between the assets of the Closed Block and the sum of liabilities of the Closed Block as designated by MONY Life on or prior to the initial date of issuance of the Original Notes. The SRA were approximately $1.7 billion on a statutory book value basis as of December 31, 2003.

The Closed Block is designed so that the cash flows and assets from the SRA should not be necessary to fund payments of Closed Block liabilities, including payment of dividends based on the experience of the Closed Block. MONY Life is not required to support the payment of dividends on Closed Block policies from its general funds, including the SRA. However, MONY Life could choose to provide such support, subject to its fiduciary duties to shareholders and its obligations to non-Closed Block policyholders, but would do so only for competitive purposes. The SRA are not further funded. The earnings on, and distribution of, the SRA over time will be a source of payment of the principal, interest and other amounts with respect to the Insured Notes. The use of SRA or earnings on them to pay Closed Block liabilities would reduce funds available for payment of principal, interest and other amounts with respect to the Insured Notes. Those payments, however, would constitute an event of default under the Insured Notes. The Closed Block assets will not be available to pay principal, interest or other amounts with respect to the Insured Notes.

The SRA are required to conform to the investment policy set forth in the Indenture.

Debt Service Coverage Account and Additional Reserve Account

As long as MONY Holdings remains obligated under the Insured Notes or has any outstanding obligations to Ambac, MONY Holdings is required to maintain an account controlled by the Trustee (the “Debt Serivce Coverage Account” or the “DSCA”) consisting of the following three sub-accounts: DSCA — Sub-account OB, DSCA — Sub-account OB (Deposit), DSCA — Sub-account CBB. The assets held in the sub-accounts will not be commingled with MONY Holdings’s general assets or the assets of the Trustee. MONY Holdings will deposit funds in each of the sub-accounts in accordance with the terms of the Indenture. Each of the three sub-accounts includes all earnings on amounts contained in that sub-account. The DSCA is pledged to the Trustee for the benefit of the holders of the Insured Notes and Ambac and Ambac Financial Services pursuant to the terms of the Indenture.

Pursuant to the terms of the Indenture, MONY Holdings may be required to create an additional reserve account in connection with the Insured Notes. If MONY Holdings determines that the value of the Closed Block assets expressed as a percentage of Closed Block liabilities has deviated by more than three percent from the ratios that MONY Holindgs has projected or it determines that the collateral held in the DSCA is less than the greater of 10 percent of the outstanding Insured Notes or the aggregate amounts required by the Indenture for the next four scheduled dates for payments of principal and interest, then, subject to certain limitations set forth in the Indenture, MONY Holdings will require MONY Life to stop making quarterly administrative payments required under the Indenture (“Administrative Payments”) and instead hold such funds in a book entry account in the CBB (the “Additional Reserve Account”). Upon the discontinuance of the conditions mandating payments to the Additional Reserve Account, MONY Holdings will cause MONY Life to release the Additional Reserve Account and transfer the amounts held in it to the OB within MONY Life.

Source of Payment

Without taking into account payments, if any, required to be made by Ambac under the financial guaranty insurance policy entered into in respect of the Insured Notes, as more fully described below under “Bond Insurer,” the cash and cash flows available to pay principal, interest and other amounts on the Insured Notes will be:

•	The earnings on and release of the SRA (after Administrative Payments (as defined below) and payment of investment management fees relating to the management of assets in the Closed Block and the SRA, which fees, with specified exceptions, will not exceed 35 basis points in any year based on the average market value of the assets of the Closed Block and the SRA during that year). The assets of the Closed Block will not be available to pay any principal, interest and other amounts on the Insured Notes;

•	The earnings on and the principal of funds deposited in the DSCA — Sub-account CBB consisting of:

•	the component of dividends paid by MONY Life to MONY Holdings attributable to MONY Life’s CBB, but not the component of dividends paid by MONY Life which is attributable to the OB, which component will not be deposited in the DSCA — Sub-account OB or the DSCA — Sub-account OB (Deposit) and (like the assets of the OB) will not be available to make payments on the Insured Notes,

•	any net tax payments payable to MONY Holdings by or on behalf of MONY Group pursuant to the tax agreement (entered into in connection with the issuance of the Insured Notes) with respect to the CBB described herein, and

•	any net payments made to MONY Holdings by the counterparty to the interest rate swaps relating to the Insured Notes or its credit support provider, if any,

in each case, net of any payments to be made from the DSCA pursuant to the terms of the Indenture. The DSCA — Sub-account CBB, like the DSCA Sub-account — OB and the DSCA — Sub-account OB (Deposit), will include all earnings on amounts contained in that sub-account. The assets in the DSCA will be invested only pursuant to the investment policy set forth in the Indenture. The DSCA will be pledged to the Trustee for the benefit of the holders of the Insured Notes and Ambac and Ambac Financial Services as described below under “Security Interest”,

•	Any amounts (including investment income from those amounts) held in the DSCA — Sub-account OB consisting of, in addition to $60 million that was deposited on the date of issuance of the Original Notes, 20% of the gross proceeds of the issuance of any additional Insured Notes on the date of issuance of each series of additional Insured Notes, and any amounts (including investment income from those amounts) held in the DSCA — Sub-account OB (Deposit).

In addition to the aforementioned cash flows and collateral, investors in the Insured Notes have limited recourse to MONY Holdings in the event of any default under the Insured Notes.

The amount of dividends attributable to the CBB is determined by applying the New York dividend regulation to the surplus and net gain from operations of MONY Life which is attributable to the CBB, subject to certain adjustments described in the indenture. All of these sources of cash flow are subject to restrictions and limitations further described in this Report and in the Indenture.

Bond Insurer

Ambac has issued a financial guaranty insurance policy guaranteeing the timely payment of scheduled principal and interest on the Insured Notes (the “Insurance Policy”), excluding any redemption premium. However, under the Insurance Policy, Ambac will not guarantee the payment of any redemption premium, the early repayment of principal on the Insured Notes as a result of acceleration or early redemption, taxes, payment of liquidated damages under the Registration Rights Agreement or shortfalls for withholding taxes. In addition, Ambac has issued a financial guaranty insurance policy guaranteeing certain of MONY Holdings’ obligations under the interest rate swaps relating to the Insured Notes (the “Swap Policy”), excluding any termination payments. Ambac will have the discretion to accelerate the Insured Notes if it makes payments under either policy.

Interest Rate Hedge

MONY Holdings has entered into interest rate swaps with Ambac Financial Services in order to hedge the anticipated interest rate risk under the Insured Notes. The interest rate swaps have been allocated to the CBB outside of the DSCA and outside the Closed Block. Net payments that MONY Holdings makes under the interest rate swaps relating to the Insured Notes, other than termination payments, are insured by Ambac under the Swap Policy.

Optional Redemption

MONY Holdings may, at its option, at any date for scheduled payment of principal and interest under the terms of the Insured Notes (a “Scheduled Payment Date”), redeem all or a portion of the Insured Notes for a redemption price payable in cash.

MONY Holdings would have redeemed the Insured Notes for a redemption price of 103.5% of the outstanding principal amount of the Insured Notes to be redeemed, if MONY Holdings had redeemed those Insured Notes on or before April 21, 2003. The redemption ratably to 100% on April 21, 2012 and remaining constant at 100% thereafter, together with interest accrued to — but not including — the date of redemption.

In all cases, the redemption price of each Note or portion of Note to be redeemed will not be less than 100% of the outstanding principal amount to be redeemed.

Regulatory Redemption

MONY Holdings may also, at its option upon the occurrence of a regulatory event described below, redeem all or a portion of the Insured Notes at any Scheduled Payment Date.

MONY Holdings will redeem the Insured Notes at a redemption price equal to 100% of the outstanding principal amount of the Insured Notes to be redeemed, together with interest accrued to — but not including — the date of redemption.

In all cases, the redemption price of each Note or portion of Note to be redeemed will not be less than 100% of the outstanding principal amount to be redeemed.

A regulatory event that would trigger MONY Holdings’ right to redeem the Insured Notes as described above would be a change in New York law or regulation (other than with respect to taxes) that changes MONY Life’s ability to declare shareholder dividends without regulatory approval in a manner that materially adversely affects the cash and cash flows available to pay principal of, and interest on, the Insured Notes, without taking into account payments under the Insurance Policy.

Partial Redemption

Whenever MONY Holdings redeems only a portion of the Insured Notes, the amount to be redeemed will be allocated pro rata as determined by outstanding principal amount among all of the Insured Notes outstanding.

Bond Insurer Redemption

So long as no Ambac default (as described below under “Control of Waivers and Remedies by Ambac”) has occurred and is continuing, Ambac will have the option to require MONY Holdings to redeem all of the Insured Notes if:

•	a regulatory event occurs that would trigger the right to redeem the Insured Notes as described above;

•	there is a change in New York law or regulation (other than with respect to taxes) that materially adversely affects the transferability of the collateral securing the Insured Notes; or

•	there is a change of control as described in the Indenture.

If Ambac exercises its option under either of the first two circumstances above, MONY Holdings will redeem, not later than 120 days from the time MONY Holdings receives written notice from Ambac that it is exercising its option, the Insured Notes using the same formulas for redemption prices that would be applicable in the case of a regulatory event triggering the right to redeem the Insured Notes as described above.

If Ambac exercises its option under the third circumstance above, MONY Holdings will redeem, not later than 60 days from the time MONY Holdings receives written notice from Ambac that it is exercising its option, the Insured Notes using the same formulas for redemption prices that would be applicable in the case of an optional redemption by MONY Holdings as described above.

In all cases, the redemption price of each Insured Note or portion of Insured Note to be redeemed will not be less than 100% of the outstanding principal amount to be redeemed.

Redemption upon the Sale of the CBB

Upon the sale of all or substantially all the assets of the CBB, MONY Holdings will be required to redeem all of the Insured Notes.

MONY Holdings will redeem the Insured Notes using the same formulas for redemption prices that would be applicable in the case of an optional redemption by MONY Holdings as described above.

In all cases, the redemption price of each Insured Note or portion of Insured Note to be redeemed will not be less than 100% of the outstanding principal amount to be redeemed.

Significant Covenants

MONY Holdings is subject to certain restrictive covenants pursuant to the terms of the Indenture, including:

•	requirements that MONY Holdings maintain its existence and own 100% of the shares of MONY Life free of liens;

•	limitations on other indebtedness except under specified conditions;

•	limitations governing transfers between the CBB and the OB and pledges of assets of the CBB, except pursuant to specified exceptions;

•	a requirement that MONY Holdings’ business be limited to owning the equity of MONY Life, issuing the Insured Notes and related activities;

•	a commitment to cause MONY Life to limit its business to issuing, marketing and selling products that are similar to those life insurance products that MONY Life was issuing, marketing and selling on April 30, 2002, and activities reasonably related or ancillary activities;

•	limitations on further investments by MONY Life in subsidiaries and on the total amount of premiums with respect to specified types of policies, deposits and similar amounts collected by MONY Life in respect of the OB in any calendar year, in the event that MONY Life’s Total Adjusted Capital is below 200% of its Company Action Level Risk-Based Capital;

•	limitations on merger agreements by MONY Life that would reduce its financial strength ratings below specified levels;

•	limitations on any reinsurance arrangements by MONY Life based on their effect on MONY Life’s ratio of Total Adjusted Capital to its Company Action Level Risk-Based Capital;

•	limitations related to the investment management of the assets that are intended to secure (in one case) and fund (in another case) payments of principal, interest and other amounts on the Insured Notes;

•	a commitment to cause MONY Life to seek to maintain a shareholder dividend policy that is sufficient to pay principal, interest and other amounts on the Insured Notes;

•	a commitment to cause MONY Life not to seek regulatory approval for any action with adverse consequences for the cash flow available to pay principal of and interest on the Insured Notes;

•	corporate separateness and other “bankruptcy-remoteness” covenants;

•	a commitment that, except as consented to by Ambac as long as no Ambac default is continuing, MONY Holdings shall not enter into agreements with its affiliates, or agreements with third parties that in the aggregate would be material, if those agreements do not contain the provision that those affiliates or third parties, in their respective capacities as counterparties under the agreements, will not seek to initiate bankruptcy or insolvency proceedings in respect of MONY Holdings; and

•	a commitment to reimburse, indemnify and hold harmless Ambac and the trustee from and against any costs from the exercise of remedies.

Security Interest

The Trustee, for the benefit of the holders of the Insured Notes and Ambac and the swap counterparty, Ambac Financial Services, L.P. (“Ambac Financial Services”), an affiliate of Ambac, have a perfected security interest in the following collateral:

•	the DSCA;

•	MONY Holdings’ rights to receive net payments from MONY Group under the tax agreement entered into in connection with the issuance of the Insured Notes and relating to the CBB corresponding to any net tax benefits with respect to the CBB; and

•	the net amounts due to MONY Holdings under the Swap relating to the Insured Notes and related rights.

Collectively, these assets are referred to as the “collateral”. The Insured Notes are MONY Holdings’ senior, secured indebtedness, but holders of the Insured Notes have recourse only to the collateral except in the limited circumstances described below with respect to a Deficiency Claim.

Deficiency Claim

Any principal of and interest on the Insured Notes that remains unpaid following transfer of the collateral to Ambac or to the holders of the Insured Notes (depending on the circumstances) will continue to be full recourse, senior, unsecured indebtedness of MONY Holdings, but only to the extent of the fair market value of the CBB. The fair market value will be determined by an appraisal jointly conducted by two nationally recognized investment banks respectively selected by MONY Group and by Ambac or, if an Ambac default has occurred and is continuing, by holders of not less than 50.1% in remaining principal amount of the Insured Notes. The selected investment banks will jointly obtain the services of a nationally recognized actuarial appraisal firm in order to determine projected cash flows. If these selected investment banks cannot reach agreement within 60 days after they have been selected, they will designate as a third appraiser, within 30 days of their determination that they cannot agree, a nationally recognized investment bank, whose appraisal will be determinative.

Control of Waivers and Remedies by Ambac

So long as Ambac is not in default of its obligations to make any payment to holders of the Insured Notes under the Insurance Policy and is not subject to insolvency or other delinquency proceedings (an “Ambac default”), Ambac will be entitled to exercise all rights and remedies with respect to the Insured Notes under the Indenture, except as described in the Indenture. As a consequence, under these conditions, Ambac will be able to determine the outcome of all votes taken by holders of the Insured Notes, including in respect of the exercise of waivers and remedies by holders of the Insured Notes.

Modification of the Terms of the Insured Notes

Clarifications and other specified amendments to the terms of the Indenture under which the Insured Notes are issued and to the Insured Notes themselves do not require the consent of holders of the Insured Notes. These changes require the consent of Ambac or Ambac Financial Services, which generally may not unreasonably withhold its consent. Changes to specified material terms of the Insured Notes and the Indenture will require the consent of Ambac and holders of the Insured Notes, if holders of the Insured Notes are affected. All other changes will require the consent of Ambac, but will not require the consent of holders of the Insured Notes.

Events of Default and Foreclosure

So long as no Ambac default has occurred and is continuing, Ambac will control any election to accelerate the Insured Notes and foreclose on the collateral. However, Ambac is not required to accelerate its own payments under the Insurance Policy if it elects to accelerate payment on the Insured Notes from MONY Holdings. Ambac may direct the trustee to foreclose on the collateral if any of the following occurs, subject to any applicable grace periods:

•	Ambac makes any payment under the Insurance Policy or the Swap Policy;

•	MONY Life transfers any SRA to the Closed Block other than a transfer to the Closed Block of funds previously transferred to the SRA from the OB within MONY Life in connection with the Closed Block tax sharing procedure;

•	Either MONY Holdings, MONY Group or MONY Life becomes subject to bankruptcy, insolvency, reorganization, liquidation, conservation, rehabilitation or other delinquency proceedings;

•	MONY Holdings fails to make any scheduled interest or principal payment or redemption price payment on the Insured Notes or a payment under the interest rate swaps related to the Insured Notes in full when due and the failure remains unremedied for three business days;

•	MONY Holdings fails to make deposits into the DSCA OB Deposit when required and the payment is not made within a specified period;

•	The security interest in the collateral ceases to be perfected (other than because of actions or omissions of Ambac);

•	MONY Group fails to make or cause to be made net payments to MONY Holdings pursuant to the tax agreement between MONY Group and MONY Holdings relating to the CBB and the failure remains unremedied for a specified period;

•	MONY Holdings fails to pay any insurance premium to Ambac when due and the failure remains unremedied for a specified period; or

•	Either MONY Holdings or MONY Group breaches any other covenant and the breach remains unremedied for specified periods.

Upon foreclosure, the proceeds from the liquidation of the collateral will be allocated pro rata, based upon the then outstanding principal amounts, to the holders of the Insured Notes or to Ambac. Except in the limited circumstances described above with respect to a Deficiency Claim, holders of the Insured Notes must look solely to Ambac for further payment on the Insured Notes, and all claims by holders of the Insured Notes against MONY Holdings will be extinguished.

Trigger Events with respect to the Insured Notes

Upon (i) the occurrence of a downgrade of the senior debt rating of MONY Group to BB+ or below by Standard & Poor’s Rating Services or Ba2 or below by Moody’s Investors Service, Inc., or (ii) the occurrence of an event of default under the Indenture that is not waived by the holders of the Insured Notes or Ambac, as the case may be, then either or both of the following may occur, at the option of Ambac, so long as no Ambac default has occurred and is continuing:

•	All future Insurance Policy premiums will become due and payable; and

•	Subject to the payment priorities described in the Indenture, all amounts in the DSCA, other than an amount sufficient to pay certain estimated payments on the Insured Notes as contemplated in the Indenture on the next scheduled payment date, may be applied to prepay, with no redemption premium, all or a portion of the principal of the Insured Notes or to pay interest due on the Insured Notes, in each case pro rata, each according to the amount of principal outstanding or interest due and payable at such time, as applicable.

Use of Proceeds

Upon the issuance of the Original Notes, MONY Holdings (i) deposited $60 million into the sub-account of the DSCA Sub-account OB, (ii) used approximately $7.4 million to pay transaction expenses and (iii) distributed the remainder as a dividend to MONY Group to be used for general corporate purposes.

Listing

The Insured Notes are not listed in any trading system or on any securities exchange.

Treatment of the CBB and the OB

The CBB has its own “notional” balance sheet and income statement reflecting its own assets and liabilities and profits and losses, accounting for them as if it were a legally separate company. The allocation of assets and liabilities does not require the transfer by MONY Holdings, MONY Group, MONY Life or any of their respective subsidiaries or the Closed Block, of any specific assets or liabilities to a separate legal entity. However, the CBB and its related cash flows are separately identified in MONY Life’s and MONY Holdings’ operating systems.

The establishment of the CBB does not affect the cash flows of the Closed Block assets or the operation of the Closed Block as described in the Plan of Reorganization. Transfers of assets between the OB (including those

MONY Life assets used in the OB) and the CBB will not be permitted other than as described below under “— Inter-Business Transfer and Allocation Policies Relating to the OB and the CBB” and subject to certain covenants set forth in the Indenture.

Because the separation of the OB and the CBB described above does not create actual separate legal entities, the claims of creditors relating to the CBB, except for claims of the holders of the Insured Notes, or the OB (including if there is a bankruptcy or insolvency or by levy of judicial, creditor or other liens) will be against MONY Life’s or MONY Holdings’ total assets. However, unless MONY Life or MONY Holdings are in bankruptcy, insolvency, rehabilitation or other delinquency proceedings, each will ensure that all liabilities of its OB are satisfied out of assets of its OB other than the DSCA — Sub-account OB and the DSCA — Sub-account OB (Deposit). Neither the terms of the Closed Block nor the separation of the businesses, as described above, will affect the rights of Closed Block policyholders, non-Closed Block policyholders, nor any other creditors of MONY Life to have their claims satisfied out of MONY Life’s total assets.

The following table sets forth the assets and liabilities comprising the CBB on a consolidated basis in accordance with GAAP as of December 31, 2003 and indicates the legal entity in which such assets and liabilities are reported on a stand-alone basis.

	Assets	Liabilities
	($ in millions)
MONY Life:
Closed Block invested assets and cash and cash equivalents	$6,074.6	$—
Surplus and Related Assets	1,798.2	—
Deferred policy acquisition costs	368.8	—
Other assets	216.6	—
Closed Block liabilities	—	7,688.9
Other Liabilities	—	39.9

	8,458.2	7,728.8
MONY Holdings:
Notes	—	300.0
DSCA — Sub-account CBB	7.5	—
Unamortized debt issuance and other related costs	7.7	—
Other assets	—	—
Other liabilities	—	28.1

	15.2	328.1

CBB	$8,473.4	$8,056.9

Inter-Business Transfer and Allocation Policies Relating to the OB and the CBB (Excluding Taxation)

The transactions described below are permitted between the CBB and the OB.

(a) The OB in MONY Holdings may lend to the CBB within MONY Holdings on a basis subordinated to the Insured Notes. The OB within MONY Life may not lend funds to the CBB within MONY Holdings.

(b) Lending is permitted pursuant to any inter-business loans that may be established pursuant to the terms of the Indenture to reflect usage of the funds held in the DSCA-Sub-account OB and the DSCA-Sub-account OB (Deposit) as set forth in the Indenture.

(c) MONY Life is permitted to make loans from the SRA to the OB of MONY Life for cash management purposes of MONY Life only.

(d) Administrative payments from the SRA to the OB that are made to properly allocate dividends paid by MONY Life on its common stock in accordance with the Indenture and to facilitate the operation of the Additional Reserve Account.

(e) Cash payments for investment management fees from the CBB, but not the Closed Block, that are paid from the SRA to the OB within MONY Life.

Tax Allocations/Tax Treatment

For financial reporting purposes, the CBB within each of MONY Holdings and MONY Life is treated as if it were a consolidated subsidiary under the consolidated federal income tax sharing agreement of MONY Group and its affiliates.

Policies with Respect to Inter-Business Transactions and Transfers Regarding Taxation

If the CBB has taxable income attributable to tax periods, or portions of periods, after the date of issuance of the Insured Notes, it pays its share of federal income tax in cash to the OB. If the CBB has losses or credits attributable to tax periods, or portions of periods, after the date of issuance of the Insured Notes, including from the characterization of the Insured Notes as debt for tax purposes, it receives its federal income tax benefit in cash from the OB.

The CBB also pays or receives its appropriate share of tax and related interest resulting from adjustments attributable to the settlement or other resolution of tax controversies or the filing of amended tax returns to the extent that such amounts relate to controversies or amended returns arising with respect to the CBB and attributable to tax periods, or portions of periods, after the date of issuance of the Insured Notes. However, to the extent that such tax is directly attributable to the characterization of the Insured Notes as other than debt for tax purposes, the tax is borne solely by the OB. If a change of law after the date of issuance of the Insured Notes, including any change in the interpretation of any law, results in the recharacterization of all or part of the Insured Notes as other than debt for tax purposes or a significant reduction in the income tax benefit associated with the interest expense on all or part of the Insured Notes, the OB continue to pay the forgone income tax benefit to the CBB within MONY Holdings for as long as MONY Holdings remains obligated on the Insured Notes or any amounts are owed to Ambac as if such recharacterization or reduction of actual benefit has not occurred. The OB will bear all tax liabilities not properly attributable to the CBB. Any settlement involving the CBB will be made in good faith and with due regard to the merits of the position taken by the CBB.

Charges for premium taxes, guaranty fund payments as well as state and local income taxes and franchise taxes are allocated between the CBB and the OB in the manner in which they are allocated between the Closed Block and the remainder of MONY Life, in accordance with the Plan of Reorganization. For purposes of calculating the state and local income tax for the CBB within MONY Life, the actual MONY Life state and local income taxes paid will be used. For purposes of calculating the state and local income tax on the CBB in MONY Holdings (including the state and local income tax benefits related to the interest payable on the Insured Notes) a fixed rate of 0% is used. For purposes of calculating the federal income tax for the CBB in MONY Holdings, the highest marginal tax rate applicable to corporations is used.

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

The following table sets forth in force data for MONY Life’s Closed Block since demutualization in November 1998.

As of	Number of Policies In Force	Face Amount	Reserve
December 31, 1998	849,419	$35,568,332,798	$6,584,961,421
December 31, 1999	790,745	$33,126,722,630	$6,644,656,233
December 31, 2000	739,812	$30,937,200,287	$6,703,309,623
December 31, 2001	696,557	$29,144,548,563	$6,751,237,080
December 31, 2002	657,547	$27,567,110,127	$6,792,564,192
December 31, 2003	622,169	$26,146,860,391	$6,831,165,216

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

Approximately 96.7% of the Closed Block liabilities are associated with traditional participating individual single life products (including whole life, endowment, limited payment, insurance with modified premium or benefit patterns, fully paid-up and reduced paid-up insurance). The balance is made up of term, joint and Last Survivor Whole Life policies.

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

Most traditional whole life insurance policies cover only one life. However, the Closed Block also contains a few remaining joint whole life policies, which pay a death benefit when the first of two insured dies, and 1,586 Last Survivor Whole Life policies, which pay a death benefit upon the death of the second of two insured lives. Mutual of New York also issued “family policies,” which provided whole life insurance coverage on the primary insured, and term insurance coverage on the spouse and the couple’s dependent children.

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

Common Types of Policies in the Closed Block(1)

	In Force as of December 31, 1997			In Force as of December 31, 2003
Policy type	Number of Policies	Face Amount	Statutory Reserves	Number of Policies	Face Amount	Statutory Reserves
Limited Payment Life
Whole Life, premiums payable for 20 or 30 years	1,776	$19,572,395	$9,183,059	55	$881,394	$470,632
Yearly Renewable Term
Renewable every 5 years or annually to age 70, 80 or 100	1,828	108,079,890	568,401	999	57,327,761	415,591
Paid-Up Endowments
Includes reduced paid up and paid up by terms	1,950	6,216,034	5,824,281	1,398	6,086,920	6,032,734
Whole Life
Premiums and benefits to age 96 in the case of policies issued prior to 1948 and to age 100 for all others	517,666	25,008,046,674	3,105,682,527	359,476	16,827,296,190	3,499,280,907
Payroll Deduction Whole Life
Whole life sold in the payroll deduction Market	7,555	249,979,035	4,976,080	3,241	116,381,081	10,306,869
Consumer Price Index Whole Life
Whole life with provision to purchase annual increases in coverage relative to increases in the consumer price index	4,031	99,935,415	25,988,290	2,898	73,430,147	25,974,342
Endowments
Maturity periods include 20 and 30 years and ages 60, 65, 85 and 90	9,825	102,741,209	52,579,651	5,829	60,244,815	35,941,251
Life at 95
Whole life, premiums payable to age 95	30,561	377,134,535	115,843,736	22,402	270,511,860	107,485,334
3 Year Modified Premium Whole Life
Whole life with premium in the first three years about 85% of the ultimate premium	37,421	503,427,479	207,549,096	26,694	352,345,626	170,245,979
Life at 85
Whole life, premiums payable to age 85	27,176	662,479,508	272,650,278	16,301	426,737,911	215,544,242
Extended Term Insurance
Policies in force under the extended term non-forfeiture option	43,432	464,313,866	37,828,164	26,321	321,266,433	33,423,454
Family Plan
Whole life coverage on primary insured; term insurance coverage on spouse and children	7,183	50,779,828	25,291,454	5,169	31,400,652	20,381,467
Life at 65
Whole life, premiums payable to age 65	19,220	366,974,981	96,194,341	12,459	239,963,347	79,650,063
Whole Life with Increasing Premiums
Whole life with premiums increasing annually for either 10 or 20 years	8,930	216,250,447	73,779,258	6,456	148,015,088	65,711,447
Junior Expander
Juvenile whole life with face amounts which increase annually until age 21	13,066	114,712,946	35,312,966	9,314	102,508,199	32,284,374
Juvenile Life and Endowment
Whole life and endowments issued to children from birth to age 9	2,310	3,271,665	2,063,449	1,854	2,424,782	1,627,215

Common Types of Policies in the Closed Block(1)

	In Force as of December 31, 1997			In Force as of December 31, 2003
Policy type	Number of Policies	Face Amount	Statutory Reserves	Number of Policies	Face Amount	Statutory Reserves
Keyman Life
Whole life with decrease in guaranteed death benefit after 3 years; dividends used to purchase one year term and dividend additions to restore death Benefit	25,868	$228,189,999	$96,690,844	18,753	158,301,472	80,959,553
Life at 60
Whole life, premiums payable to age 60	129	457,579	290,485	21	95,079	62,016
Life at 80
Whole life, premiums payable to age 80	451	5,774,103	2,371,558	300	4,400,641	2,186,117
Life at 90
Whole life, premiums payable to age 90	17,815	2,387,964,149	244,335,700	12,200	1,478,831,617	273,582,717
4 Year Modified Life
Whole life with premium in the first four years about 90% of the ultimate premium	141	52,553,063	1,432,818	109	40,534,790	8,412,272
5 Year Modified Life
Whole life with premium in the first five years about 60% of the ultimate premium	3,454	24,718,770	17,188,768	2,185	15,422,054	11,716,523
Other Term
Includes straight-line decreasing term, mortgage protection, and level term to age 65	598	10,075,565	101,889	154	2,884,591	42,923
Paid-Up Life
Includes reduced paid up and paid up by terms and growth option riders	102,085	1,316,999,550	540,180,980	76,155	1,153,790,348	520,964,962
Preferred Risk Modified Life
Whole life issued to applicants which met higher underwriting standards. Premium in the first three years about 85% of the ultimate premium	13,213	100,998,832	78,481,715	7,598	57,189,190	47,755,183
Retirement Endowments
Maturity periods include ages 55, 60, 62, 65 and 70	1,827	17,148,241	16,181,038	953	8,890,149	9,381,956
Last Survivor Whole Life
Second to die whole life policy	2,113	1,276,222,581	112,383,801	1,586	881,126,090	180,112,014

Total	901,624	$33,775,018,339	$5,180,954,627	620,880	$22,838,288,227	$5,439,952,137

(1)	Includes base policy face amounts and reserves only. Excludes: Waiver of Premium Reserves, Accidental Death Benefit Reserves, Disabled Lives Reserves, Deficiency Reserves, Excess Cash Value Reserves, dividend additions, and One-Year Term Insurance.

The following table shows the distribution of the life policies in the Closed Block by year of issue, as of December 31, 1997 and December 31, 2003.

Policies in the Closed Block(1)

By Year of Issue

	As of December 31, 1997			As of December 31, 2003
Issue Year	Number of Policies	Face Amount	Reserves	Number of Policies	Face Amount	Reserves
Prior to 1922	49	$92,500	$229,025	0	$0	$0
1922 to 1926	921	1,684,271	1,564,307	191	346,401	331,917
1927 to 1931	4,386	7,855,304	7,059,362	1,347	2,295,638	2,138,667
1932 to 1936	6,187	10,261,727	8,844,953	2,618	4,132,113	3,733,943
1937 to 1941	12,402	22,270,898	17,746,226	6,783	11,082,067	9,180,855
1942 to 1946	7,271	27,376,712	21,716,633	3,667	12,417,812	10,377,496
1947 to 1951	13,474	70,095,446	53,896,432	7,824	39,405,477	32,392,266
1952 to 1956	23,445	146,577,252	103,406,538	14,906	91,672,120	70,090,295
1957 to 1961	43,227	324,479,289	206,997,655	29,487	211,861,630	151,969,628
1962 to 1966	52,459	481,093,497	272,788,778	37,231	328,268,547	213,935,830
1967 to 1971	61,635	662,773,813	311,651,229	44,230	455,268,374	257,072,322
1972 to 1976	68,610	970,882,789	388,913,425	48,997	660,401,195	330,064,140
1977 to 1981	76,143	1,867,453,259	543,282,494	53,543	1,284,982,576	493,676,345
1982 to 1986	117,373	5,300,132,542	963,660,655	84,358	3,647,973,997	996,817,202
1987 to 1991	169,542	12,974,581,197	1,328,635,349	118,262	8,603,598,386	1,597,226,611
1992 to 1996	85,539	7,914,009,104	283,332,342	53,917	4,773,108,828	509,358,230
1997 to 2001	9,425	899,888,022	6,611,731	7,972	829,749,830	64,416,459
2002	—	—	—	40	904,479	13,931
2003	—	—	—	47	1,117,300	8,095

Total	752,088	$31,681,507,622	$4,520,337,134	515,420	$20,958,586,770	$4,742,804,232

(1)	Excludes all paid-up policies and riders, Last Survivor Whole Life, dividend additions and one year term insurance, and all reserves other than base policy/rider reserves and excess cash value reserves.

The distribution of attained ages for Closed Block policyholders with life policies in the Closed Block as of December 31, 2003 is shown in the following table:

Closed Block(1)

By Attained Age

As of December 31, 2003

Attained Age	Number of Policies	Face Amount	Reserves
0 through 4	0	$0	$0
5 through 9	1,771	122,396,948	2,034,320
10 through 14	6,824	355,939,454	9,295,646
15 through 19	11,020	476,619,797	18,972,556
20 through 24	14,173	483,045,173	31,514,727
25 through 29	14,730	490,391,637	37,004,147
30 through 34	18,153	732,446,479	58,310,114
35 through 39	24,603	1,329,330,211	120,288,875
40 through 44	37,373	2,364,280,584	273,419,824
45 through 49	49,428	3,117,998,827	472,368,244
50 through 54	60,349	3,195,032,841	637,603,474
55 through 59	62,482	2,792,119,518	708,565,736
60 through 64	56,450	2,036,849,781	653,740,564
65 through 69	46,725	1,355,302,979	537,495,046
70 through 74	39,855	965,728,538	463,626,456
75 through 79	33,324	635,879,587	363,451,247
80 through 84	23,893	350,888,473	235,641,886
85 through 89	10,325	122,652,354	92,245,608
90 through 94	3,505	27,220,666	23,050,769
95 through 100	437	4,462,923	4,174,993

Total	515,420	$20,958,586,770	$4,742,804,232

(1)	Excludes all paid-up policies and riders, Last Survivor Whole Life, dividend additions and one year term insurance, and all reserves other than base policy/rider reserves and excess cash value reserves.

The following table shows the geographic distribution of life policies:

Policies in the Closed Block(1)

By Geographic Distribution

As of December 31, 2003

State	Number of Policies	Face Amount
Alabama	9,073	$374,030,708
Alaska	3,261	188,798,877
Arkansas	2,705	94,741,261
Arizona	6,397	215,929,358
California	34,270	1,379,596,633
Colorado	6,444	196,013,641
Connecticut	5,167	227,740,620
District of Columbia	802	48,294,526
Delaware	1,640	55,192,919
Florida	23,835	935,522,922
Georgia	13,708	547,785,418
Hawaii	2,318	123,301,183
Idaho	8,493	429,921,628
Illinois	28,244	1,617,591,477
Indiana	9,638	316,841,379
Iowa	9,274	189,098,479
Kansas	6,230	237,539,392
Kentucky	7,709	342,307,266
Louisiana	9,039	362,890,520
Maine	3,325	101,643,550
Maryland	16,630	657,718,724
Massachusetts	11,133	445,835,470
Michigan	12,300	304,055,660
Minnesota	6,557	221,882,317
Mississippi	7,601	337,230,206
Missouri	7,038	228,439,014
Montana	3,878	102,787,599
Nebraska	1,943	41,233,326
Nevada	2,524	93,152,499
New Hampshire	2,851	79,871,949
New Jersey	16,097	786,030,745
New Mexico	3,774	195,767,470
New York	54,841	2,860,192,463
North Carolina	14,207	537,667,237
North Dakota	734	14,941,072
Ohio	24,155	674,221,567
Oklahoma	5,405	197,781,074
Oregon	7,535	385,508,278
Pennsylvania	34,112	1,186,964,927
Rhode Island	1,157	37,434,178
South Carolina	4,861	140,206,525
South Dakota	1,031	27,742,646
Tennessee	7,477	268,534,685
Texas	28,568	1,382,610,470
Utah	3,985	229,641,951
Vermont	2,939	93,930,887
Virginia	15,276	573,457,594
Washington	10,031	315,717,526
West Virginia	1,996	63,215,665
Wisconsin	9,266	266,459,342

State	Number of Policies	Face Amount
Wyoming	985	27,381,737
Puerto Rico	687	63,328,961
Guam	52	2,076,542
Virgin Islands	125	14,139,169
Special Military	758	38,181,013
Canada	255	10,328,273
Other Foreign	1,084	68,136,252

Total	515,420	$20,958,586,770

(1)	Excludes all Paid-Up policies and riders, Last Survivor Whole Life, dividend additions and one year term insurance.

Other Closed Block Policies

The Closed Block also contains a small number of retirement annuities. These retirement annuities include 2,213 policies representing 0.2% of Closed Block reserves. These are deferred annuities, which require regular premiums, or deposits, from the insured. Dividends are generally either paid in cash or used to purchase additions. The accumulated cash value of the contract can be used to purchase an annuity benefit at rates guaranteed in the contract.

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

Year of experience(1)	2003	2002	2001	2000	1999
First 15 years	66%	53%	64%	82%	61%
After 15 years	69%	63%	72%	67%	76%
Total	68%	61%	70%	72%	70%

(1)	Consistent with industry practice, MONY Life’s mortality studies exclude the following categories of business: Joint and Last Survivor Whole Life policies, policies issued as a result of a term conversion or purchase option rider election, policies issued with a substandard rating, facultatively reinsured policies, and policies in force under reduced paid-up or extended term nonforfeiture options. The mortality rates for years 1999 through 2002 reflect a relatively minor correction in the methodology used in the mortality studies.

The following table shows historical lapse rates for MONY Life’s permanent Closed Block life insurance line of business. Lapse rates are given for policy durations 1-5, 6-10, 11-15 and in the ultimate period (durations 16 and later).

Historical Lapse Rates for MONY Life’s Permanent Closed Block Life Insurance Business(1)

Lapse Rates Based on Face Amount(2)

	Durations
Policy Year	1-5	6-10	11-15	Ultimate	Total
2001	6.46%	7.33%	5.61%	4.32%	5.62%
2002	5.21%	6.13%	5.44%	4.32%	5.09%
2003	3.46%	6.77%	5.53%	4.14%	5.00%

(1)	In 2000 MONY switched from analysis of lapse rates by duration measured between policy anniversaries in successive calendar years to analysis of lapse rates based on lapses occurring within a given calendar year. Years 2001, 2002 and 2003 are shown on the new basis.
(2)	The lapse rates in this table are based only on Closed Block life insurance business, but excluding the very small portion of Closed Block life insurance business that is from term (i.e., non-permanent) products. The lapse rates are based on face amounts from the base policy and permanent insurance riders. They exclude face amounts associated with dividend additions, dividend deposits and one-year term insurance.

The lapse assumption used in the Closed Block funding was based on the combined experience from two study years (policy years ending in 1995 and 1996). Although lapse assumptions are not a direct component in the calculation of the dividend payable to specific policies (as are interest, mortality, and expenses), lapse assumptions are an important element of the projection of in force business to assure that the ratio of assets to liabilities will remain consistent with the projections established in the initial funding of the Closed Block. MONY Life used lapse rates for 1999 through 2002 in the development of the 2004 dividend scale.

Lapse rates tend to vary by face amount of insurance, by policy type, and by policy duration. Generally, lapses are relatively high in the first several policy years and gradually decrease with increasing duration.

The following table shows historical MONY Life policy loan utilization rates for Closed Block policies for the period 1988 to 2003. Available Cash Value includes the cash value of the base policy, dividend additions, growth option rider and any dividend deposits. The decline in policy loan utilization rates in more recent years is primarily due to the increasing proportion of business with variable (rather than fixed) policy loan rates.

Policy Loan Utilization Rates for Closed Block Life Insurance Business(1)

At End of Year	Outstanding Loans	Available Cash Value(2)	Rate
1988	$1,316,681,000	$4,068,388,000	32.40%
1989	1,283,528,000	4,257,301,000	30.10
1990	1,251,925,000	4,609,135,000	27.20
1991	1,295,190,000	4,719,423,000	27.40
1992	1,227,818,000	4,902,544,000	25.00
1993	1,207,885,000	5,118,998,000	23.60
1994	1,183,870,000	5,330,650,000	22.20
1995	1,174,529,000	5,532,866,000	21.20
1996	1,183,490,000	5,748,315,000	20.60
1997	1,194,840,000	5,968,264,000	20.00
1998	1,208,164,000	6,174,341,000	19.60
1999	1,199,065,000	6,297,881,000	19.00
2000	1,183,772,000	6,398,187,000	18.50
2001	1,144,158,000	6,495,150,000	17.60
2002	1,118,930,000	6,575,815,000	17.00
2003	1,078,013,000	6,636,182,000	16.20

(1)	Outstanding Loans and Available Cash Values include Closed Block policies only.
(2)	Available Cash Value includes the cash value of the base policy, dividend additions, growth option rider and any dividend deposits.

Reserves

MONY Life establishes insurance reserves in accordance with Statutory Accounting Practices as described in Note 3 to the Financial Statements of MONY Life included herein.

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

As of December 31, 2003, liabilities ceded through MONY Life’s automatic and facultative reinsurance programs in the Closed Block are $13.8 million. In addition, MONY Life has entered into coinsurance agreements related to a portion of its extended term insurance and paid-up life insurance policies. As of December 31, 2003, liabilities ceded under these contracts were $68.7 million.

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

The dividends to be distributed to holders of Closed Block policies are intended to reflect the actual experience of the Closed Block. In addition, MONY Life has covenanted to use reasonable efforts to ensure that cash flows from the SRA will not be necessary to fund the cash flows required by the Closed Block liabilities, which include declared but unpaid policyholder dividends. Notwithstanding the foregoing, the board of directors of MONY Life retains the discretion to pay higher policyholder dividends than is supported by experience and to use SRA to pay declared policyholder dividends. These payments may reduce the cash flows available to MONY Holdings for payment of the Insured Notes. The payments, however, would constitute an event of default under the Insured Notes.

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

Recent Policyholder Dividend History

The Closed Block dividend scale has been adjusted once since demutualization. On December 6, 2001, MONY Life’s board of directors reduced 2002 aggregate dividend amounts on Closed Block policies by approximately 10% from the prior year’s levels. Closed Block dividends for 2002 were approximately $23 million less than if the 2001 dividend scales had been maintained. This dividend reduction was primarily attributable to declines in the interest rate environment for fixed income assets. The dividend reduction also reflected moderate declines in persistency experience (meaning that the lapse rate had increased), offset by improvements in mortality experience that have emerged since the Closed Block was originally funded on December 31, 1997. The reduction in the dividend scale realigned projected experience with the experience underlying the glide path. On September 25, 2002, MONY Group’s Board of Directors voted to continue the dividend scale for 2003 and on December 4, 2003 the MONY Group’s Board of Directors voted to continue the scale for 2004.

The recent dividend scale decisions were based on a comparison of the glide path to the ratio of assets to liabilities in the Closed Block. MONY Life believes that the recent dividend scale decisions have realigned projected experience with the experience underlying the glide path. The following chart compares the glide path established at the time of Mutual of New York’s demutualization to the actual results of the Closed Block from the time of demutualization.

Closed Block Experience

	December 31, 1999	December 31, 2000	December 31, 2001	December 31, 2002	December 31, 2003
	($ in millions)
Glide path(1)
Assets	$5,564.3	$5,743.6	$5,895.8	$6,026.2	$6,141.1
Liabilities	7,175.6	7,305.9	7,410.9	7,494.0	7,559.3

Deficit	1,611.3	1,562.3	1,515.1	1,467.8	1,418.3

Asset/Liability ratio	77.54%	78.62%	79.56%	80.41%	81.24%

Actual results(2)
Assets	$5,500.8	$5,623.0	$5,741.1	$5,811.1	$5,920.5
Glide path(1)
Liabilities	$7,090.8	$7,157.1	$7,197.9	$7,240.4	$7,279.4

Deficit	$1,590.0	$1,534.1	$1,456.8	$1,429.3	$1,358.9

Asset/Liability ratio	77.58%	78.57%	79.76%	80.26%	81.33%

(1)	As established at the date of demutualization.
(2)	Adjusted for items not included in original funding, such as modeling reserve differences, deficiency reserves, post demutualization valuation changes, policy loan interest due or accrued, and various other payables and receivables. Also adjusted for tax savings strategies that were not reflected in the original funding.

The Company has made several adjustments to the actual results in order to provide a comparison to the glide path results on a consistent basis. The glide path model did not anticipate the valuation changes that have occurred since demutualization. In 1999, MONY Life implemented a new reserve system that caused the Closed Block reserves to decrease by approximately $20 million. This reserve decline was due to the fact that the new reserve system calculates exact values, whereas the old reserve system calculates rounded values. Also, in 2001, MONY Life implemented a change in the calculation of reserves for a certain block of Closed Block policies that resulted in a decrease in reserves of approximately $11 million. Therefore, in order to compare actual results to the glide path on a consistent basis, the liabilities have been adjusted to remove the impact of these reserve changes. Furthermore, since the glide path model did not include deficiency reserves, these reserves have been excluded from the liabilities when comparing actual results to the glide path.

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

The Indenture contemplates adjustments, in conformity with the foregoing adjustments, with respect to the determination of CBB Surplus (as defined in the indenture) for purposes of the allocation of dividends from MONY Life between the CBB and the OB.

The following chart provides a breakdown of the adjustments made to Closed Block assets and liabilities during 1999-2003

Detail of Adjustments made to Assets and Liabilities

to Compare Results to the Glide path

($ in millions)

	December 31, 1999	December 31, 2000	December 31, 2001	December 31, 2002	December 31, 2003
Reported Assets(1)	$5,635	$5,719	$5,835	5,916	6,034
Reported Liabilities:	$7,144	$7,173	$7,218	7,266	7,312
Adjustments:
Exclude From Liabilities:
Deficiency Reserves	18	16	14	13	11
Non-deduction Reserves	—	—	—	—	—

Subtotal	18	16	14	13	11

Add to Liabilities:
Reserve System Change	$20	$20	$20	$20	$20
Reserve Destrengthening	—	—	11	11	11
Glide path Modeling Differences	32	30	29	27	25

Subtotal	52	50	60	58	56

Exclude From Assets:
Interest Related Capital Gains	12	8	14	22	28
Policy Loan Interest Due & Accrued	36	38	37	35	32
Tax Adjustments	—	—	7	7	7

Subtotal	48	46	58	64	67

	December 31, 1999	December 31, 2000	December 31, 2001	December 31, 2002	December 31, 2003
Add to Assets:
Codification Adjustment	—	—	—	29	30
Glide path modeling differences	1	1	1	1	1

Subtotal	1	1	1	30	31

Exclude From Both Assets and Liabilities:
Claim Liability	44	43	43	42	35
Premiums in Advance	5	4	4	4	4
FIT Due or accrued	6	(4)	(12)	14	8
Amts held for agents	(2)	8	7	—	12
Payable to parent	13	(12)	(2)	(1)	3
Funds Held under coinsurance	(2)	(2)	(2)	(1)	(1)
Payables for securities	10	—	15	—	—
Policy Credits not modeled	10	10	10	10	10
Other(1)	4	3	3	3	5

Subtotal	$88	$50	$66	$71	$77

Total Asset Adjustments:	$(135)	$(96)	$(94)	$(105)	$(192)
Total Liability Adjustments:	$(53)	$(16)	$(20)	$(26)	$(32)
Adjusted Assets:	$5,501	$5,623	$5,741	$5,811	$5,921
Adjusted Liabilities:	$7,091	$7,157	$7,198	$7,240	$7,279

(1)	Deferred tax assets are excluded from the calculation of adjusted assets.

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

The following chart provides a breakdown of the Closed Block assets on a statutory basis by asset type as of December 31, 1997 and December 31, 2003:

Closed Block Assets

	As of
	December 31, 1997	December 31, 2003
	($ in millions)
Bonds:
National Association of Insurance Commissioners 1	$1,786.4	$2,477.9
National Association of Insurance Commissioners 2	1,245.9	1,278.1
National Association of Insurance Commissioners 3	82.9	245.6
National Association of Insurance Commissioners 4	—	60.0
National Association of Insurance Commissioners 5	—	36.8
National Association of Insurance Commissioners 6	—	1.5

Subtotal:	3,115.2	4,099.9

Mortgages:
Commercial(1)	503.8	558.3
Agricultural	100.6	44.5

Subtotal:	604.4	602.8

Policy loans	1,195.0	1078.0
Cash & short terms	109.2	33.6
Policy loan accrued interest	36.2	31.8
Net deferred and uncollected premiums	152.3	91.5
Investment income due and accrued(2)	—	85.2
Real estate	—	10.7
Intercompany receivable	—	—

Total assets(3):	$5,212.3	$6,033.5

(1)	Includes residential loans.
(2)	Investment income due and accrued of $67.7 million as of December 31, 1997 is reflected in the various specific invested asset categories.
(3)	Deferred tax assets are excluded from the calculation of adjusted assets.

Liabilities arising under Closed Block policies are obligations of MONY Life, and MONY Life is obligated to pay guaranteed policyholder benefits and declared policyholder dividends on these policies in accordance with their terms from general account assets of MONY Life, including SRA, should the Closed Block assets be insufficient to satisfy the claims.

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

Initial Funding of the Closed Block

In connection with the demutualization, Mutual of New York received an opinion of a qualified and independent actuary, Jesse M. Schwartz, F.S.A., M.A.A.A., of PricewaterhouseCoopers LLP, dated August 10, 1998, which states that the assets of MONY Life that were set aside as of January 1, 1998 (including subsequent adjustments) to establish the Closed Block, as set forth in Article VIII of the Plan of Reorganization (including the Closed Block Memorandum, which is a part of the Plan of Reorganization), are adequate because they are expected to produce cash flows which, together with anticipated revenues from the CBB, are reasonably sufficient to enable the Closed Block to provide for the guaranteed benefits, certain expenses and taxes associated with the Closed Block policies, and to provide for the continuation of the dividend scale in effect for 1998 if the experience underlying such dividend scale continues, and for appropriate adjustments in such scale if the experience changes. The opinion notes that the Closed Block was funded on January 1, 1998 (including a final adjustment for 1998 new business), based on a calculation as of that date. The opinion rests on that calculation, which extends over the future life of all policies assigned to the Closed Block.

PricewaterhouseCoopers LLP did not develop any analysis of the SRA or other aspects of the Closed Block and did not analyze how the performance of the Closed Block would impact the timing or amount of payments of principal, interest and other amounts under the Insured Notes. PricewaterhouseCoopers LLP does not sponsor, endorse, offer or promote the Insured Notes, nor does it make any representation or warranty, express or implied, regarding the advisability of investing in the Insured Notes. PricewaterhouseCoopers LLP is not responsible for and has not participated in the determination of the structure or pricing of the Insured Notes. Furthermore, PricewaterhouseCoopers LLP has no obligation or liability in connection with the administration or trading, if any, of the Insured Notes. In addition, PricewaterhouseCoopers LLP makes no representation or warranty, express or implied, as to the timing or amount of payments available to holders of the Insured Notes.

The approval of Mutual of New York’s Plan of Reorganization by the Superintendent of Insurance of the State of New York included a finding that the amount of assets initially set aside to fund the Closed Block could reasonably be expected to be sufficient to support the CBB.

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

Even though the projections do not reflect actual experience of the Closed Block, or changes in dividend scale, subsequent to December 31, 1997, the Company believes the analysis by Milliman USA is still useful for you to analyze the ability of MONY Life to offset changes in Closed Block experience with changes in policyholder dividends over the long term. In addition, the Company believes that the actual status of the Closed Block subsequent to December 31, 1997, as adjusted by the recent dividend reduction described above in “Recent Policyholder Dividend History,” is substantially in line with the glide path. Of course, there can be no assurance in this regard or that MONY Life will be able to take dividend actions in the future sufficient to offset changes in Closed Block experience in the future.

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

Unless specified otherwise, all the assumptions in the sensitivity scenarios are the same as in the initial funding of the Closed Block. Those assumptions are described in MONY Life’s Closed Block Memorandum filed on Form S-4 dated February 14, 2003. The sensitivity scenarios incorporate certain changes in the assumptions from those assumed in the funding of the Closed Block and corresponding changes in the dividend scale to offset changes in assumptions. All of the sensitivity scenarios for the Closed Block are run for thirty years starting with the establishment of the Closed Block as of December 31, 1997, a duration that was selected to run beyond the term of the Insured Notes.

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

The analyses performed by Milliman USA and described in the report deal exclusively with the sensitivity of the Closed Block to various changes in experience. Milliman USA did not review the initial funding of the Closed Block and expresses no opinion on the adequacy of the initial Closed Block funding or the appropriateness of the assumptions used to fund the Closed Block. Milliman USA did not develop any analysis of the SRA or other aspects of the CBB and did not analyze how the performance of the Closed Block would impact the timing or amount of payments of principal or interest under the Insured Notes. Projections that illustrate that the Closed Block will have sufficient assets to pay Closed Block guaranteed benefits and policyholder dividends under certain scenarios and given projected dividend actions do not provide any assurance as to the timing or amount of payments available to the holders of the Insured Notes. In addition, while the ten scenarios defined by MONY Life cover a wide range of possible future experience, these scenarios are not exhaustive and there is no guarantee that MONY Life will make the dividend changes assumed in the projections; therefore, there may be some scenarios of future experience under which the Closed Block may not have sufficient assets to pay all guaranteed benefits.

The data and methodology with respect to the Closed Block, and the analyses, estimates and services provided by Milliman USA, are provided “as is” without warranty or guaranty of any kind. These analyses, estimates and services are provided for illustrative purposes only. They are not intended to provide, nor should they be interpreted as providing, any assurance as to the timing or amount of payments on the Insured Notes.

Milliman USA does not sponsor, endorse, offer or promote the Insured Notes. It does not make any representation or warranty, express or implied, regarding the advisability of investing in the Insured Notes. Milliman USA is not responsible for and has not participated in the determination of the structure or pricing of the Insured Notes. Furthermore, Milliman USA has no obligation or liability in connection with the administration or trading, if any, of the Insured Notes. Milliman USA makes no representation or warranty, express or implied, as to the accuracy or completeness of the information set forth in this Report.

Ongoing Businesses

MONY Life and its subsidiaries provide life insurance, annuities, corporate-owned and bank-owned life insurance (“COLI and BOLI”), mutual funds, securities brokerage, securities trading, business and estate planning and trust services. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by MONY Life, and (ii) financial advisors and account executives of the Company’s securities broker dealer subsidiary. The Company’s Wholesale distribution channel is comprised of (i) MONY Partners, a division of MONY Life, (ii) independent third party insurance brokerage general agencies and securities broker dealers and (iii) its corporate marketing team which markets COLI and BOLI products. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico, and currently insures or provides other financial services to more than one million individuals.

MONY Life’s principal wholly-owned direct and indirect operating subsidiaries include: (i) MONY Life Insurance Company of America (“MLOA”), an Arizona domiciled life insurance company, (ii) Enterprise Capital Management (“Enterprise”), a distributor of both proprietary and non-proprietary mutual funds, (iii) U.S. Financial Life Insurance Company (“USFL”), an Ohio domiciled insurer underwriting specialty risk life insurance business, (iv) MONY Securities Corporation (“MSC”), a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force as well as through a network of accounting professionals, (v) MONY Brokerage, Inc. (“MBI”), a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so they can meet the insurance and investment needs of their customers, (vi) MONY Consultoria e Corretagem de Seguros Ltda., a Brazilian domiciled insurance brokerage subsidiary, which principally provides insurance brokerage services to unaffiliated third party insurance companies in Brazil, (vii) MONY Bank & Trust Company of the Americas, Ltd., a Cayman Islands bank and trust company, which provides investment and trust services to nationals of certain Latin American countries, and (viii) MONY Life Insurance Company of the Americas, Ltd., a Cayman Islands based insurance company, which provides life insurance and annuity products to nationals of certain Latin American countries.

In accordance with Statutory Accounting Practices, MONY Life accounts for its investments in its subsidiaries pursuant to the statutory equity method of accounting. Under the statutory equity method, MONY Life records the periodic financial results of its subsidiaries as an unrealized gain or loss directly in surplus. In accordance with Statutory Accounting Practices, MONY Life only recognizes income or loss from investments in its subsidiaries when it receives distributions from such subsidiaries in the form of dividends. Accordingly, MONY Life’s ability to declare dividends to MONY Holdings may be adversely affected if dividends are not made to it by its subsidiaries. Since their inception, none of the principal operating subsidiaries of MONY Life discussed above have declared dividends. In addition, MONY Life’s ability to declare dividends to MONY Holdings may be adversely affected to the extent it needs to contribute capital to its subsidiaries to support their operations. The majority of the OB are conducted in the subsidiaries of MONY Life, as opposed to MONY Life itself.

The following table presents the capital contributions made by MONY Life to its subsidiaries during each of the five years ended December 31, 2003.

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
	($ in millions)
MONY Life Subsidiaries:
MONY Securities Corporation	$7.1	$1.0	$4.8	$0.9	$0.5
MONY Life Insurance Company of America	100.0	150.0	100.0	50.0	10.0
MONY International Holdings, LLC.	5.0	17.5	4.0	30.2	17.9
U.S. Financial Life Insurance Company	5.0	5.0	7.3	—	8.0
All other	29.8	4.1	6.6	0.8	5.4

Total Capital Contributions	$146.9	$177.6	$122.7	$81.9	$41.8

Set forth below is a discussion of the OB within MONY Life. Following this discussion is an overview of the business of MONY Life’s principal direct and indirect wholly-owned operating subsidiaries.

Ongoing Businesses Within MONY Life

The OB within MONY Life principally offer whole life, term life, universal life, variable universal life, group universal life and special-risk insurance products, as well as certain annuity products. MONY Life markets its products primarily to higher income individuals, particularly family builders, pre-retirees and small business owners, through its Retail and Wholesale distribution channels. MONY Life sells its products only in New York State, except for a small amount of whole life insurance, which is sold in all states.

The OB within MONY Life also include certain lines of business no longer written by MONY Life. These lines of business primarily consist of group life and health insurance and the group pension business that was not included in the Group Pension Transaction. See Note 13 to the MONY Holdings and Subsidiary Consolidated Financial Statements included herein for further information on the products and lines of business of the OB.

Whole life products vary in their level of premiums and guaranteed cash values, providing flexibility to MONY Life’s primary marketplace of high net worth individuals. Term insurance products include annual renewable term insurance, which provides temporary life insurance protection and can be renewed annually until a contractually specified age, term insurance providing coverage for a limited number of years, and term insurance featuring a level premium for a fixed number of years.

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

The OB within MONY Life also offer variable and fixed annuities. The variable annuity product offers a variety of investment options to choose from, including a guaranteed fixed interest option. The fixed annuity product offers guaranteed interest rates over a variety of guaranteed interest periods. The OB of MONY Life also include single premium deferred annuities and certificates of annuities, which are not currently actively marketed.

The following table sets forth, by type of product, the number of policies or contracts, the face amount of policies and statutory reserves in force as of December 31, 2003, 2002 and 2001. Management uses this information to measure sales production from period to period by product. The amounts presented with respect to life insurance products are based on annualized statutory-basis premiums. Annualized statutory-basis premiums represent the total premium scheduled to be collected on a policy or contract over a twelve-month period. Pursuant to the terms of certain of the policies and contracts issued by the Company, premiums and deposits may be paid or deposited on a monthly, quarterly, or semi-annual basis. Annualized statutory-basis premium does not apply to single premium paying business. Statutory basis premiums are used in lieu of GAAP basis premiums because, in accordance with statutory accounting practices, revenues from all classes of long-duration contracts are measured on the same basis, whereas GAAP provides different revenue recognition rules for different classes of long-duration contracts. The amounts presented with respect to annuities is based on deposits made by customers during those periods presented. The information presented should not be viewed as a substitute for information determined in accordance with GAAP. Because of how reserves are determined in accordance with GAAP, the Company does not believe a reconciliation to GAAP would be meaningful.

	As of December 31,
	2003	2002	2001
	($ in millions)
Traditional life(1)(2):
Number of policies (in thousands)	64.1	66.9	70.4
Statutory life reserves	$103.3	$77.7	$72.0
Face amounts	$14,721.8	$14,767.6	$15,029.9
Universal life:
Number of policies (in thousands)	5.1	5.1	5.3
Statutory life reserves	$62.3	$62.3	$60.9
Face amounts	$869.0	$788.9	$813.6
Variable universal life:
Number of policies (in thousands)	6.1	6.0	5.4
Statutory life reserves	$45.4	$29.3	$26.1
Face amounts	$1,621.2	$1,603.1	$1,416.9
Group universal life:
Number of policies (in thousands)	2.5	2.7	2.8
Statutory life reserves	$11.0	$10.7	$10.3
Face amounts	$145.8	$167.4	$175.2
Variable annuities:
Number of contracts (in thousands)	10.6	10.8	11.0
Statutory policy reserves	$470.4	$403.3	$470.3
Fixed annuities:
Number of contracts (in thousands)	21.0	20.7	20.9
Statutory policy reserves	$515.8	$422.0	$418.0

(1)	Consists of whole life and term life policies.
(2)	Excludes disability income insurance business, which is no longer offered. As of December 31, 1997 all existing in force disability income has been reinsured. The reserves for such business as of December 31, 2003, 2002 and 2001 were $365.6 million, $374.3 million and $378.0 million, respectively.

Ongoing Businesses Within MLOA

MLOA is a stock life insurance company domiciled in Arizona and is licensed to write business in 49 states of the United States, the District of Columbia, the U.S. Virgin Islands, and the Commonwealth of Puerto Rico. MLOA is not licensed in New York. MLOA provides term life, variable universal life, universal life, corporate-sponsored variable universal life and group universal life insurance products, as well as variable annuity products. MLOA markets its products through MONY Life’s career agency sales force and wholesale distribution channels primarily to business owners, growing families, and pre-retirees.

Ongoing Businesses Within Enterprise Capital Management

The Company offers proprietary retail mutual funds through Enterprise. Enterprise is the registered investment advisor of The Enterprise Group of Funds (“EGF”), a mutual fund family that provides investors with a broad range of investment alternatives through 16 separate investment portfolios. In addition, Enterprise Accumulation Trust (“EAT”), for which Enterprise is also the registered investment advisor, is the principal funding vehicle for the Company’s variable annuities and VUL insurance products. EAT provides investors with a broad range of investment alternatives through 16 separate investment portfolios. Enterprise is also the registered investment advisor of Enterprise Global Funds plc (“EGF plc”) which is comprised of seven separate investment portfolios. EGF plc represents Enterprise’s overseas arm of investment management services. Altogether, EGF has in excess of $7.0 billion in assets under management. The Company earns investment management fees on the assets managed in connection with both its variable annuities and its proprietary retail mutual funds. In addition, the Company has entered into agreements with Fidelity Variable Insurance Products Fund, Janus Aspen Series, Dreyfus Variable Investment Fund, Alger American Fund, Invesco Variable Investment Funds, Inc., Pimco Variable Insurance Trust, Lord Abbett Series Fund, Morgan Stanley — The Universal Institutional Funds, Inc., PBHG Insurance Series Fund and MFS Variable Insurance Trust to provide additional investment choices for the Company’s variable annuities and VUL products. The Company has agreements with T. Rowe Price, The Vanguard Group and Van Eck Worldwide Insurance Trust for its variable COLI product.

The Company offers a variety of proprietary retail mutual funds to retail customers. Enterprise’s wholly owned subsidiary, Enterprise Fund Distributors, Inc., acts as the broker-dealer in distributing shares in EGF through MSC and third-party broker-dealer firms. In addition, Enterprise markets EAT as a funding vehicle for variable product offerings of third-party insurance companies, initially concentrating on small and mid-size insurance companies.

Ongoing Businesses Within USFL

USFL specializes in manufacturing and underwriting life insurance policies for individuals considered special medical risks using its proprietary “Clinical Underwriting” risk evaluation process. USFL offers term life, universal life and annuities. USFL distributes its products through MONY Life’s Wholesale and Retail Distribution channels, principally brokerage general agents. USFL is domiciled in Ohio and is licensed to write business in 49 states.

Reinsurance

The Company uses a variety of indemnity reinsurance agreements with reinsurers to control its loss exposure. Under the terms of reinsurance agreements, the reinsurers will be liable to reimburse the Company for the portion of paid claims ceded to it in accordance with the reinsurance agreement. However, the Company remains contingently liable for all benefits payable even if the reinsurers fail to meet their obligations to the Company.

Life insurance business written by MONY Life and MLOA is primarily ceded on a yearly renewable term basis under various reinsurance contracts, except for the Company’s level term product, which utilizes a coinsurance agreement. The Company’s general practice is to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for last survivor products. The total amount of reinsured life insurance in force on this basis was $30.0 billion, $24.9 billion, and $20.7 billion, at December 31, 2003, 2002, and 2001, respectively. As of December 31, 1997, 100% of the Company’s individual disability income insurance business was reinsured on an indemnity basis.

The Company retains 100% of the risk in connection with the return of premium death benefit for its variable annuity products. The benefits in connection with guaranteed minimum death benefits in excess of the return of premium benefit, which are offered under certain of the Company’s annuity contracts, are 100% reinsured up to specified limits. Benefits in connection with the earnings increase benefit rider under the new variable annuity are similarly reinsured. The guaranteed minimum income benefit in the new variable annuity product is 100% reinsured up to individual and aggregate limits as well as limits which are based on benefit utilization.

USFL has automatic and facultative treaties for new business. USFL’s retention is $750,000 per single life product and $1.0 million on last survivor products. New UL business is ceded on a yearly renewable term basis. New term business is ceded on both a coinsurance and yearly renewable term basis. USFL has a number of automatic and facultative treaties that are closed to new business, on either a yearly renewable term or coinsurance basis, which cover approximately 20% of its older business.

The following table presents the Company’s principal reinsurers and the percentage of total reinsurance recoverable reported in the MONY Holdings and Subsidiary Consolidated Financial Statements at December 31, 2003 that was due from each reinsurer, including reinsurance recoverable reported in MONY Holdings and Subsidiary Consolidated Financial Statements under the caption “Amounts Due From Reinsurers” (which amounted to $605.0 million) and indemnity reinsurance in connection with the Group Pension Transaction (which amounted to $66.5 million). See Note 15 to the MONY Holdings and Subsidiary Consolidated Financial Statements.

Reinsurers:

Centre Life Reinsurance, Ltd.	57.5%
Aegon and its subsidiaries	9.9
Life Reassurance Corp. of America	8.8
All Other (1)	23.8

100.0%

(1)	No one reinsurer included herein exceeds 10% of the Company’s reinsurance recoverable.

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

The Company’s career agency distribution system consisted of 1,460 domestic career financial professionals at December 31, 2003. The sales force is organized as a managerial agency system, which is comprised of 34 agency managers as of December 31, 2003, who supervise the marketing and sales activities of financial professionals. Such professionals are managed by experience and productivity level within defined marketing territories in the United States.

The Company segregates its career agency sales force into four groups (“tiers”) according to experience and productivity levels and assigns agency managers to tiers based on their skill sets and the particular needs and goals of such tiers. There is a tier for new financial professionals with little or no experience in the industry, a tier for experienced financial professionals who are producing at superior levels, and two tiers in between. The Company believes that this tiering system is unique in the life insurance industry and gives the Company a competitive advantage in the marketplace. For example, by having certain managers responsible solely for recruiting and providing necessary support systems for new recruits, the Company is able to increase the quality of new financial professionals recruited each year. The Company believes that the tiering system allows the Company to attract and retain already established and successful financial professionals by providing an environment in which such financial professionals can compete favorably with other producer groups, such as third-party brokers or general agents and to attract and retain other financial professionals by providing marketing and training support that is responsive to their career development needs.

The agency managers are all employees of the Company, while the career financial professionals are all independent contractors and not employees of the Company. The Company’s compensation arrangements with career financial professionals, which are based on a broker dealer type model, contain incentives for them to solicit applications for products issued by MONY Life and MLOA and for products issued by insurance companies not affiliated with the Company, made available by the Company through MBI and MSC. Career financial professionals receive a percentage of gross dealer concessions associated with each product sale that is made. The percentage paid to the career financial professionals is directly linked to their level of production.

The Company’s compensation structure provides a salary plus incentive compensation system for all of its agency managers and sales managers, designed to more closely align the interests of the managers with those of the Company. The Company has several programs to recruit and train its career financial professionals. As a result of its recruiting programs and the alignment of its new financial professionals financing program with its productivity-driven commission plus expense reimbursement arrangement, the Company hired 392 new financial professionals in 2003.

Trusted Securities Advisors Corporation

Through Trusted Securities Advisors Corporation (“Trusted Advisors”), now a division of MSC, the Company sells a variety of financial products and services to customers through certified public accountants and other tax professionals who are licensed agents and registered representatives of the Company. Trusted Advisors became a division of MSC in December, 2003.

Wholesale Distribution

The following is a brief overview of the Wholesale distribution channel.

MONY Partners

During 2001 MONY Partners was formed as a division of MONY Life. MONY Partners wholesales the Company’s individual life and annuity products through MONY Life’s career agency sales force, Trusted Advisors’ representatives, Advest financial advisors, independent brokerage agents and independent securities broker-dealers. The Company believes that MONY Partners has a competitive advantage in the independent brokerage marketplace in being able to offer brokers competitive products, as well as access to the multiple services, channels and experience within the Company’s organization. For example, broker general agents or securities broker-dealers have an opportunity to grow revenue by utilizing: (i) the merger and acquisition advisory services of Matrix Capital Markets, Inc., a subsidiary of MONY Group; (ii) MONY Life’s estate planning and seminar marketing resources; and (iii) cross-selling arrangements with Trusted Advisors’ representatives.

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

Pricing and Underwriting

Insurance underwriting involves a determination of the type and amount of risk which an insurer is willing to accept. The Company’s underwriters evaluate each policy application on the basis of information provided by the applicant and others. The Company follows detailed and uniform underwriting practices and procedures designed to properly assess and quantify risks before issuing coverage to qualified applicants. The long-term profitability of the Company’s products is affected by the degree to which future experience deviates from these assumptions.

Ratings

Third party ratings of claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in the Company’s life insurance subsidiaries and their ability to meet their obligations. Rating organizations continually review the financial performance and condition of insurers. Any lowering of the Company’s life insurance subsidiaries’ ratings could have a material adverse effect on the Company’s ability to market its products and retain its current policyholders.

A.M. Best’s ratings for insurance companies currently range from “A++” to “F”, and some companies are not rated. A.M. Best publications indicate that “A” ratings are assigned to those companies that in A.M. Best’s opinion have achieved excellent overall performance when compared to the standards established by A.M. Best. “A” companies are considered to have a strong ability to meet their obligations to policyholders over a long period of time.

Moody’s Investor Service (“Moody’s”) ratings for insurance companies currently range from “Aaa” to “C”; Standard & Poors (“S&P”) ratings for insurance companies range from “AAA” to “CCC-”; and Fitch IBCA (“Fitch”) ratings for insurance companies range from “AAA” to “CCC-.” In evaluating a company’s financial and operating performance, Moody’s, S&P and Fitch review, among other things, its profitability, leverage and liquidity as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its policy reserves and the experience and competence of its management.

The following table presents the claims-paying ability and financial strength ratings of MONY Holdings’ domestic life insurance subsidiaries as of December 31, 2003. Subsequent to December 31, 2003 all four rating agencies took certain actions with respect to their ratings of the Company as discussed in the footnotes to the table below. These footnotes and the actions discussed therein are material to understanding the ratings.

December 31, 2003
S&P (1)
MONY Life	A+ (Strong)
MLOA	A+ (Strong)
USFL	—

Moody’s (2)
MONY Life	A2 (Good)
MLOA	A2 (Good)
USFL	—

Fitch (3)
MONY Life	A+ (Strong)
MLOA	A+ (Strong)
USFL	—

A.M. Best (4)
MONY Life	A (Excellent)
MLOA	A (Excellent)
USFL	A (Excellent)

(1)	On February 19, 2004, S&P lowered MONY Life’s and MLOA’s financial strength ratings to ‘A’ and placed these ratings on ‘credit watch developing’ based on the Company’s full year financial performance.
(2)	On February 23, 2004, Moody’s changed its outlook on MONY Life’s and MLOA’s financial strength ratings from “review for possible upgrade” to “direction uncertain”, reflecting announcements made by MONY Group about MONY Group’s amended merger agreement with AXA Financial and the increased uncertainty about the merger transaction being completed.
(3)	On February 5, 2004, Fitch changed its Rating Watch status on MONY Life’s and MLOA’s financial strength ratings from “rating watch positive” to “rating watch evolving” to reflect the possibility of a failure to complete the proposed merger transaction with AXA Financial and because the MONY Group’s run-rate of earnings was inconsistent with expectations for the rating category.
(4)	On February 19, 2004, A.M. Best changed its outlook on MONY Life’s, MLOA’s and USFL’s financial strength ratings from “under review — positive” to “under review — developing”. A.M. Best advised that this change reflects the February 17, 2004 decision of the Delaware Chancery Court which requires MONY Group to revise its proxy statement to include additional disclosure regarding the change in control agreements and compensation levels with its senior executives. A.M. Best views recent actions as evidence of additional uncertainty surrounding the outcome of the AXA Financial merger transaction.

In February 2004, the rating agencies revised the MONY Group’s outlook and/or ratings, primarily in response to the postponement of the scheduled date of the shareholder vote on MONY Group’s proposed merger with AXA Financial (see Notes 2 and 18 to the MONY Holdings and Subsidiary Consolidated Financial Statements). All four rating agencies have indicated that they may upgrade the MONY Group’s current ratings or review their outlook on the MONY Group’s ratings upon the successful completion of the MONY Group’s proposed merger with AXA Financial, reflecting the additional strength and support that would be received from AXA Financial. However, if the proposed merger of MONY Group with AXA Financial is not completed, the resulting uncertainty of the MONY Group’s future direction would likely result in further ratings downgrades and/or revisions to the MONY Group’s financial outlook. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Potential Forward Looking Risks Affecting Profitability — If

the Merger with AXA Financial Does Not Close for Any Reason, the Company’s Profits and Financial Condition Could Deteriorate Drastically.

The foregoing ratings reflect each rating agency’s current opinion of the various companies’ claims-paying ability, financial strength, operating performance and ability to meet their obligations and are not evaluations directed toward the protection of investors in the common stock of the MONY Group. Such factors are of concern to the Company’s policyholders, insurance agents and intermediaries, as well as holders of its debt obligations.

Competition

The Company believes that competition in its lines of business is based on service, product features, price, compensation structure, perceived financial strength, claims-paying ratings and name recognition. The Company competes with a large number of other insurers as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, many of which have greater financial resources, offer alternative products or more competitive pricing and, with respect to other insurers, have higher claims paying ability ratings than the Company. Competition exists for individual consumers and agents and other distributors of insurance and investment products.

The Gramm-Leach-Bliley Act of 1999 permits business combinations of commercial banks, insurers and securities firms under one holding company. The ability of banks to affiliate with insurance companies and to offer annuity products of life insurance companies may materially adversely affect all of the Company’s product lines by substantially increasing the number, size and financial strength of potential competitors.

The Company must attract and retain productive financial professionals to sell its insurance and annuity products. Strong competition exists among insurance companies for financial professionals with demonstrated ability. Management believes that the key bases of competition among insurance companies for financial professionals with demonstrated ability include a company’s financial position and the services provided to, and relationships developed with, these financial professionals in addition to compensation and product structure.

Supervision and Regulation

Regulation of MONY Holdings

The Company is a holding company for the operations of MONY Life. The Company is not licensed as an insurer or other regulated entity. However, because the Company owns insurance company subsidiaries, it is subject to regulation as an insurance holding company.

The Company is subject to the insurance holding company laws in the states where its insurance subsidiaries are, or are treated as, organized, which currently include, among others, New York, Arizona and Ohio. These laws generally require the insurance holding company and each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions affecting the insurers in the holding company system must be fair and may require prior notice and approval or non-disapproval by the state’s insurance department.

Regulation of MONY Life and Insurance Subsidiaries

The business of MONY Life is subject to comprehensive regulation and supervision.

MONY Life is licensed to transact its insurance business in, and is subject to regulation and supervision by, all 50 states of the United States, the District of Columbia, the Commonwealth of Puerto Rico, Guam and the U.S. Virgin Islands. MLOA, a subsidiary of MONY Life, is licensed and regulated in all states other than New York. USFL, a subsidiary of MONY Life, is licensed and regulated in all states other than Idaho, Minnesota, Nevada, New York, Vermont, Virginia and the District of Columbia.

MONY Life was organized in New York and its principal insurance regulatory authority is the New York Insurance Department. MLOA and USFL, MONY Life’s insurance subsidiaries, are principally regulated by the insurance departments of the states in which they are organized, Arizona and Ohio, respectively. Insurance products are substantially affected by federal, state and foreign tax laws in the jurisdictions in which they are sold. Products that also constitute “securities,” such as variable life insurance and variable annuities, are also subject to federal and state securities laws and regulations. The SEC, the National Association of Securities Dealers and state securities commissions regulate and supervise these products, as well as the broker-dealer, investment advisor and investment company affiliates of MONY Life. The purpose of these regulations is primarily to protect policyholders and not shareholders or debtholders (including holders of the Insured Notes).

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

Dividend Payment Limitations

Dividends from MONY Life are the Company’s principal source of revenues to meet its obligations under the Insured Notes. However, the ability of MONY Life to pay dividends to MONY Holdings is subject to regulatory limitation and supervision under state insurance law. Under New York insurance law, MONY Life may pay dividends to MONY Holdings, without approval of the Superintendent of Insurance, where the aggregate amount of these dividends in any calendar year does not exceed the lesser of: (a) 10% of MONY Life’s surplus to policyholders as of the immediately preceding calendar year, or (b) MONY Life’s net gain from operations for the immediately preceding calendar year, not including realized capital gains.

Under New York insurance law, if MONY Life does not satisfy the criteria mentioned above, it may pay a stockholder dividend to MONY Holdings only if it files notice of its intention to declare that dividend, and the amount of the dividend, with the New York Superintendent of Insurance no less than 30 days in advance of the declaration. The New York Superintendent may disapprove the distribution. There can be no assurance that MONY Life will be able to pay dividends to MONY Holdings in an amount sufficient to fund MONY Holdings’ payments of the Insured Notes. The maximum allowable dividend from MONY Life to MONY Holdings in 2004 absent regulatory approval is $87.4 million. In 2003, MONY Life paid a dividend to MONY Holdings in the amount of $25.0 million, of which $13.8 million was retained by MONY Holdings in its DSCA CBB (see Note 22 to the MONY Holdings and Subsidiary Consolidated Financial Statements) and $11.2 million was paid by MONY Holdings in the form of a dividend to MONY Group.

In addition, MONY Life’s ability to pay dividends to MONY Holdings will depend upon MONY Life’s receiving shareholder dividends from its subsidiaries. Arizona and Ohio insurance laws restrict the abilities of MLOA and USFL, respectively, to pay dividends to their respective parents, MONY Life in the case of MLOA and an intermediate holding company in the case of USFL.

Under Arizona insurance law, MLOA may only pay a dividend to MONY Life out of that part of its available surplus funds that is derived from realized net profits on its business. Further, it may only pay a dividend out of any available surplus funds in excess of the aggregate amount of surplus represented by surplus notes. In addition, any dividend would be subject to the requirement under Arizona insurance law that MLOA’s surplus as regards policyholders following a dividend to MONY Life must be reasonable in relation to MLOA’s outstanding liabilities and adequate to its financial needs. Finally, any dividend that is classified as an extraordinary dividend may not be paid to MONY Life until thirty days after the director of insurance has been given notice of the declaration of the dividend and the opportunity to elect to approve or disapprove its payment. For these purposes, an “extraordinary dividend” under Arizona insurance law includes any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding twelve months, exceeds the lesser of either (a) ten percent of the insurer’s surplus as regards policyholders as of the last day of the preceding December or (b) the net gain from operations of the insurer for the twelve-month period ending on that day, in either case not including pro rata distributions of any class of the insurer’s own securities.

Under Ohio insurance law, USFL may only pay a dividend to its parent from surplus funds that exist after setting aside an amount equal to the reserve on all its outstanding risks and policies, calculated as provided by Ohio law, and the unearned premium on all personal accident and sickness insurance. Further, any dividend would be subject to the additional requirement under Ohio insurance law that USFL’s surplus as regards policyholders following a dividend to its parent must be reasonable in relation to USFL’s outstanding liabilities and adequate to its financial needs. Finally, any dividend that USFL pays to its parent from other than earned surplus will be considered an extraordinary dividend, requiring that the superintendent of insurance be given notice of the dividend after its declaration and a thirty-day period in which the superintendent may elect to approve or disapprove the dividend. For these purposes, “earned surplus” under Ohio insurance law is an amount equal to the insurer’s unassigned funds as set forth in its most recent statutory financial statement submitted to the superintendent, including net unrealized capital gains and losses or revaluation of assets.

Since their inception, none of the principal operating subsidiaries of MONY Life have declared dividends to MONY Life. In addition, MONY Life has made total capital contributions to its subsidiaries of $146.9 million, $177.6 million and $122.7 million in 2003, 2002 and 2001, respectively.

MONY Life paid aggregate stockholder dividends to MONY Holdings in the amount of $25.0 million and $90.0 million in 2003 and 2002, respectively. MONY Life paid aggregate stockholder dividends to MONY Group in the amount of $115.0 million in 2001.

Assessments Against Insurers

Insurance guaranty association laws exist in all states, the District of Columbia and Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. These arrangements provide certain levels of protection to policyholders from losses under insurance policies (and certificates issued under group insurance policies issued by life insurance companies) issued by insurance companies that become impaired or insolvent. Typically, assessments are levied (up to prescribed limits) on member insurers on a basis that is related to the member insurer’s proportionate share of the business written by all member insurers in the appropriate state.

Securities Laws

The Company is subject to various levels of regulation under the federal securities laws administrated by the SEC and under certain state securities laws. Certain separate accounts and a variety of mutual funds and other pooled investment vehicles are registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Certain annuity contracts and insurance policies issued by the Company are registered under the Securities Act.

Several of MONY Holdings’ subsidiaries are investment advisors registered under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). Certain investment companies managed by such subsidiaries are registered with the SEC under the Investment Company Act and the shares of certain of these entities are qualified for sale in certain states in the United States and the District of Columbia. Certain subsidiaries of MONY Holdings are also subject to the SEC net capital rules.

All aspects of MONY Holdings’ subsidiaries’ investment advisory activities are subject to various federal and state laws and regulations in jurisdictions in which they conduct business. These laws and regulations are primarily intended to benefit investment advisory clients and investment company shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on the activities in which the investment advisor may engage, suspension or revocation of the investment advisor’s registration as an advisor, censure and fines.

Certain of MONY Holdings’ subsidiaries may also be subject to similar laws and regulations in the states and foreign countries in which they provide investment advisory services, offer the products described above, or conduct other securities related activities.

Recently, there has been a significant increase in federal and state regulatory activity in the financial services industry relating to numerous issues, including market timing and late trading of mutual fund and variable insurance products. The Company, like many others in the financial services industry, has received requests for information from the SEC and the National Association of Securities Dealers seeking documentation and other information relating to these issues. In addition, the SEC recently advised the Company of its plan to conduct an on-site examination of the Company’s variable annuities separate account. The Company has been responding to these requests and continues to cooperate fully with the regulators.

Potential Tax Legislation

Congress has, from time to time, considered possible legislation that could eliminate or reduce the deferral of income taxation on the accretion of value within certain annuities and life insurance products. Any such legislation could also adversely affect purchases of annuities and life insurance. Additionally, legislation has been enacted that substantially reduces the federal estate tax over a period of years on a temporary basis. This could adversely affect the purchase of life insurance.

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

Employees

As of December 31, 2003, the Company had 2,086 employees. No employees are covered by a collective bargaining agreement. In addition, as of December 31, 2003, the Company was represented by 1,578 full time domestic and international career financial professionals who are all independent contractors and are not employees of the Company. The Company believes that its employee and financial professional relations are satisfactory.

Available Information

MONY Holdings’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports may be accessed on the SEC’s website at www.sec.gov. after such material is electronically filed with or furnished to the SEC. In addition, the Company will provide electronic or paper copies of these SEC filings free of charge upon request. Any such request should be directed to MONY Holdings, 1740 Broadway, New York, New York, 10019, Attention: Jay Davis.

Item 2. Properties

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K.

The Company’s principal offices are located in the headquarters building leased by MONY Group at 1740 Broadway, New York, New York. MONY Group’s headquarters building consists of approximately 267,000 square feet. The Company does not directly own any real property. The Company believes that the property is suitable and adequate for its current and anticipated operations.

Item 3. Legal Proceedings

See Note 18 to the MONY Holdings and Subsidiary Consolidated Financial Statements. In addition to the matters discussed therein, in the ordinary course of its business the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages), none of which is expected to have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

The information required by this Item is omitted pursuant to General Instruction I to Form 10-K.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

All of the Company’s membership interests are owned by MONY Group and, consequently, there is no public market for these interests. In 2003 and 2002, MONY Holdings paid dividends to MONY Group of $11.2 million and $74.4 million, respectively.

In 2002, approximately $232.6 million of the proceeds from the issuance of the Insured Notes were used to make a one-time distribution to MONY Group to be used for general corporate purposes. While MONY Holdings is not itself subject to any significant legal prohibitions on distributions, MONY Life is subject to regulatory constraints in paying dividends imposed by New York insurance law.

Item 6. Selected Financial Data.

The information required by this Item is omitted pursuant to General Instruction I to Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this Item is presented in a condensed disclosure format pursuant to General Instructions I to Form 10K.

Organization and Business

On February 27, 2002, MONY Group formed MONY Holdings, LLC (“MONY Holdings”) as a downstream, wholly owned, holding company of the MONY Group Inc. (the “MONY Group”). MONY Group formed MONY Holdings for the purpose of issuing debt tied to the performance of the Closed Block Business (“CBB”) within MONY Life (see Note 21 to the MONY Holdings and Subsidiary Consolidated Financial Statements). On April 30, 2002, MONY Holdings commenced its operations and, through a structured financing tied to the performance of the CBB within MONY Life, issued $300.0 million of floating rate insured debt securities (the “Insured Notes”) in a private placement. In addition, MONY Group, pursuant to the terms of the structured financing, transferred all of its ownership interest in MONY Life to MONY Holdings. Other than activities related to servicing the Insured Notes in accordance with the Insured Notes indenture and its ownership interest in MONY Life, MONY Holdings has no operations and engages in no other activities.

Proceeds to MONY Holdings from the issuance of the Insured Notes, after all offering and other related expenses, were approximately $292.6 million. Of this amount, $60.0 million was deposited in a Debt Service Coverage Account (the “DSCA”), pursuant to the terms of the note indenture, to provide collateral for the payment of interest and principal on the Insured Notes and the balance of approximately $232.6 million was distributed to MONY Group in the form of a dividend. The Insured Notes mature on January 21, 2017. The Insured Notes pay interest only through January 21, 2008 at which time principal payments will begin to be made pursuant to an amortization schedule. Interest on the Insured Notes is payable quarterly at an annual rate equal to three month LIBOR plus 0.55%. Concurrent with the issuance of the Insured Notes, MONY Holdings entered into an interest rate swap contract (the “Swap”), which locked in a fixed rate of interest on the Insured Notes at 6.44%. Including debt issuance costs of $7.4 million and the cost of the insurance policy (75 basis points per annum) (the “Insurance Policy”), which guarantees the scheduled principal and interest payments on the Insured Notes, the all-in cost of the indebtedness is 7.36%. See Note 22 to the MONY Holdings and Subsidiary Consolidated Financial Statements for further information regarding the Insured Notes.

MONY Holdings through MONY Life and its subsidiaries (MONY Holdings and its direct and indirect wholly owned subsidiaries are collectively referred to herein as the “Company”), provides life insurance, annuities, corporate-owned and bank-owned life insurance (“COLI and BOLI”), mutual funds, securities brokerage, business and estate planning. The Company distributes its products and services through Retail and

Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by its principal life insurance operating subsidiary, and (ii) financial advisors and account executives of its securities broker dealer subsidiaries. The Company’s Wholesale channel is comprised of (i) MONY Partners, a division of MONY Life, (ii) independent third party insurance brokerage general agencies and securities broker dealers and (iii) its corporate marketing team which markets COLI and BOLI products. For the year ended December 31, 2003, Retail distribution accounted for approximately 17.6% and 42.6% of sales of protection and accumulation products, respectively, while Wholesale distribution accounted for 82.4% and 57.4% of sales of protection and accumulation products, respectively. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico, and currently insures or provides other financial services to more than one million individuals.

MONY Life’s principal wholly owned direct and indirect operating subsidiaries include: (i) MONY Life Insurance Company of America (“MLOA”), an Arizona domiciled life insurance company, (ii) Enterprise Capital Management (“Enterprise”), a distributor of both proprietary and non-proprietary mutual funds, (iii) U.S. Financial Life Insurance Company (“USFL”), an Ohio domiciled insurer underwriting specialty risk life insurance business, (iv) MONY Securities Corporation (“MSC”), a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force, (v) MONY Brokerage, Inc. (“MBI”), a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so they can meet the insurance and investment needs of their customers, (vi) MONY Consultoria e Corretagem de Seguros Ltda., a Brazilian domiciled insurance brokerage subsidiary, which principally provides insurance brokerage services to unaffiliated third party insurance companies in Brazil, (vii) MONY Bank & Trust Company of the Americas, Ltd., a Cayman Islands bank and trust company, which provides investment and trust services to nationals of certain Latin American countries, and (viii) MONY Life Insurance Company of the Americas, Ltd., a Cayman Islands based insurance company, which provides life insurance and annuity products to nationals of certain Latin American countries.

On September 17, 2003, MONY Group entered into an Agreement and Plan of Merger with AXA Financial, Inc. (“AXA Financial”) and AIMA Acquisition Co., which was subsequently amended on February 22, 2004 (hereafter referred to collectively as the “AXA Agreement”), pursuant to which MONY Group will become a wholly owned subsidiary of AXA Financial in a cash transaction valued at approximately $1.5 billion. Under the terms of the AXA Agreement, which has been approved by the boards of directors of AXA Financial and MONY Group, MONY Group’s shareholders will receive $31.00 for each share of MONY Group’s common stock. The acquisition contemplated by the AXA Agreement is subject to various regulatory approvals and other customary conditions, including the approval of MONY Group’s shareholders. A special meeting of MONY Group’s shareholders is scheduled for May 18, 2004 to vote on the proposed acquisition of MONY Group by AXA Financial. The transaction is expected to close in the second quarter of 2004. See Note 18 to the MONY Holdings and Subsidiary Consolidated Financial Statements for further information regarding MONY Group’s pending merger transaction with AXA Financial.

See Part I Item I, “Business”, and Notes 1 and 9 of the MONY Holdings and Subsidiary Consolidated Financial Statements included herein for further information regarding the Company’s business and reportable segments.

General Discussion of Factors Affecting Profitability

The Company derives its revenues principally from: (i) premiums on individual life insurance, (ii) insurance, administrative and surrender charges on universal life and annuity products, (iii) asset management fees from separate account and mutual fund products, (iv) net investment income on general account assets and (v) commissions from securities and insurance brokerage operations. The Company’s expenses consist of insurance benefits provided to policyholders, interest credited on policyholders’ account balances, dividends to policyholders, the cost of selling and servicing the various products sold by the Company, including commissions to sales representatives (net of any deferrals), and general business expenses.

The Company’s profitability depends in large part upon (i) price movements and trends in the securities markets, (ii) the amount of its assets and its third-party assets under management, (iii) the adequacy of its product pricing (which is primarily a function of competitive conditions, management’s ability to assess and manage trends in mortality and morbidity experience as compared to the level of benefit payments, and its ability to maintain expenses within pricing assumptions), (iv) supply and demand for the kinds of products and services offered by the Company (see Note 9 to the MONY Holdings and Subsidiary Consolidated Financial Statements included herein for the principal products and services offered by the Company), (v) the maintenance of the Company’s target spreads between credited rates on policyholders’ account balances and the rate of earnings on its investments, (vi) the amount of time purchasers of the Company’s insurance and annuity products hold and renew their contracts with the Company (referred to as “persistency”), which affects the Company’s ability to recover the costs incurred to sell such policies and contracts, (vii) the ability to manage the market and credit risks associated with its invested assets, (viii) returns on venture capital investments, and (ix) the investment performance of its mutual fund and variable product offerings. External factors, such as general economic conditions and the securities markets, as well as legislation and regulation of the insurance marketplace and products, may also affect the Company’s profitability. In addition, downgrades of the claims paying ability ratings of the Company’s insurance subsidiaries by Nationally Recognized Statistical Rating Organizations may affect the Company’s ability to compete in the marketplace for its products and services. Similarly, downgrades of MONY Group’s credit ratings may affect the Company’s ability to access the debt markets to raise additional capital, which could affect the Company’s liquidity and ability to support the capital of its insurance subsidiaries.

Potential Forward Looking Risks Affecting Profitability

The results of operations of the Company’s businesses, particularly the businesses comprising its Accumulation Products segment, are highly sensitive to general economic and securities market conditions. Such conditions include the level of valuations in the securities markets, the level of interest rates, the level of retail securities trading volume, consumer sentiment and the consensus economic and securities market outlook. Set forth below is a discussion of certain matters that may adversely impact the Company’s results of operations in the event of worsening of economic and securities market conditions, as well as other matters that could adversely affect its future earnings.

If the Merger with AXA Financial Does Not Close for Any Reason, the Company’s Profits and Financial Condition Could Deteriorate Drastically

If a majority of the outstanding shares are not voted in favor of the proposed merger with AXA Financial or if the AXA Financial merger transaction does not close for any reason, both the profitability and the financial condition of the Company could suffer severely. A.M. Best, Moody’s, S&P and Fitch have all recently lowered MONY Group’s ratings and/or their outlook on MONY Group’s ratings. It is likely that, in the event the proposed merger is not approved by MONY Group’s shareholders, the rating agencies would promptly further lower their ratings and/or their ratings outlook of MONY Group’s debt obligations and their financial strength ratings of its domestic insurance subsidiaries. This action could cause the Company either (a) to lose business to competitors, given that MONY Life’s distribution includes third-party channels with access to other, higher rated providers, or (b) to pay higher gross concessions to its distributors to maintain premium volume, resulting in lower profits. In addition, among other things, lower ratings could increase the rate of policy surrenders to MONY Life, thereby reducing revenue to a level that would require a write-down of deferred policy acquisition costs (“DPAC”). A ratings downgrade could also undermine MONY Life’s relationships with its distributors and, thus, its attractiveness to third parties as an acquisition candidate. Further, such a downgrade could impair MONY Group’s ability to borrow money or to raise money by selling additional equity. This, in turn, could have a negative effect on the Company’s liquidity or the Company’s cost of capital.

In addition, a failure of the proposed merger with AXA Financial could have significant negative effects on the Company’s staff and agents. As to staff, many employees may have found other jobs by the time the transaction closes in anticipation of losing their positions with the Company after the closing. In addition, the perceived instability of the Company if the proposed transaction does not close could lead to additional employee and agent turnover.

Declines in Securities Market Prices Could Reduce the Value of Certain Intangible Assets on the Company’s Balance Sheet

•	The Company Might Have to Amortize or Write-Off Deferred Policy Acquisition Costs Sooner Than Planned. In accordance with GAAP, DPAC (policy acquisition costs represent costs that vary with and primarily relate to the production of business, such as commissions paid to financial professionals and brokers) are amortized on a basis consistent with how earnings emerge from the underlying products that gave rise to such DPAC. Such amortization is calculated based on the actual amount of earnings that have emerged to date relative to management’s best estimate of the total amount of such earnings expected to emerge over the life of such business. This calculation requires the Company to make assumptions about future investment yields, contract charges, interest crediting rates, mortality rates, lapse rates, expense levels, policyholder dividends and where flexibility is allowed, policyholder premium payment behavior. In addition, to the extent that the present value of estimated future earnings expected to emerge over the remaining life of the business is not sufficient to recover the remaining DPAC balance, GAAP requires that such excess DPAC amount be immediately charged to earnings. Accordingly, changes in the Company’s assumptions underlying DPAC or actual results that differ significantly from management’s prior estimates may materially affect the rate at which the Company amortizes or writes-off DPAC, which may materially affect its financial position and results of operations. Also, to the extent that circumstances lead management to conclude that the business, after writing off all DPAC, will not ultimately be profitable, the Company would be required to record its best estimate of the loss in the period such determination was made. While management believes such a scenario is unlikely, a sustained deterioration in the securities markets will significantly impact such determination and may require the Company to recognize a loss that could materially affect its financial position and results of operations.

At December 31, 2003 the carrying value of the Company’s DPAC was $1.3 billion. Approximately $172.0 million of this amount pertains to the Company’s annuity in force business. The profit margins from this business, over which the related DPAC is amortized, are particularly sensitive to changes in assumed investment returns and asset valuations. With respect to the investment return assumptions which underlie the amortization of the Company’s variable annuity DPAC, the accounting policy applied, which is referred to as the “reversion to the mean” method, assumes a rate of return over the life of the business of 8.0%. In applying this method, the future assumed rate of return assumption is adjusted based on actual returns to date so that the ultimate rate of return over the expected life of the business is always 8.0%. However, the Company’s policy is to never exceed a future rate of return assumption in excess of 10.0%. Accordingly, the ultimate rate of return over the life of such business may be less than 8.0%. In addition, in applying the “reversion to the mean” method the Company’s policy does not provide for a floor on the assumed future rate of return. Accordingly, actual returns to date sufficiently in excess of the ultimate assumed rate of return of 8.0% may result in a future rate of return assumption that could actually be negative.

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

The Company’s calculation of variable annuity product DPAC asset balances as of December 31, 2003 incorporated an asset growth assumption of 9.6% in 2004, gradually decreasing to 8.0% in 2013 and thereafter, for all funds underlying variable annuity products. This assumption is consistent with the “reversion to the mean” method described above. The assumption of future returns impacts the Company’s expectation of both future fee income and future expenses, including the cost of guaranteed minimum death benefits

The Company May Be Required to Recognize in its Earnings “Other Than Temporary Impairment” Charges on its Investments in Fixed Maturity and Equity Securities, as Well as Mark to Market Losses on Certain of its Venture Capital Investments

Management’s assessment of whether an investment in a debt or equity security is other than temporarily impaired is based primarily on the following factors:

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

Changes in the factors discussed above (particularly, a sustained or continuing decline in the prices of securities or a deterioration in the credit quality of issuers or a deterioration in industry or issuer fundamentals or in the macro economic outlook) may significantly affect the Company’s determination of whether a security is “other than temporarily impaired”, which may require the Company to recognize an “other than temporary impairment” charge that could be material to its financial position and results of operations. See — Summary of Investments — Other Than Temporary Impairment Charges On Investments in Fixed Maturity Securities and Common Stocks.

The Company makes investments in partnerships specializing in venture capital investing. The Company’s investments are in the form of limited partnership interests. The Company generally limits these investments to no more than 2.0% to 3.0% of its total invested assets. In accordance with GAAP, certain of the Company’s investments in these partnerships are accounted for under the equity method of accounting, while the balance of the portfolio is accounted for at estimated fair value with changes in fair value recorded in other comprehensive income. Generally, substantially all the Company’s partnership investments acquired before May 1995 are accounted for at fair value, while those acquired on or after May 1995 are accounted for under the equity method of accounting. Because the underlying partnerships are required under GAAP to mark their investment portfolios to market and report changes in such market value through their earnings, the Company’s earnings will reflect the pro rata share of such mark to market adjustment if the Company accounts for the partnership investment under the equity method. With respect to partnerships accounted for at fair value, there will be no impact on the Company’s earnings until: (i) the underlying investments held by the partnership are distributed to the Company by the partnership, or (ii) the underlying investments held by the partnership are sold by the partnership and the proceeds distributed to the Company, or (iii) an impairment of the Company’s investment in the partnership is determined to exist. Historically, venture capital investments have had a significant impact on the Company’s earnings. The Company’s future earnings from venture capital investments could be adversely affected when market valuations deteriorate, which could materially affect the Company’s results of operations and financial position. At December 31, 2003, the carrying value of the Company’s venture capital investments was $177.6 million, of which $80.6 million was accounted for under the equity method and $97.0 million was accounted for at fair value.

Declines in Securities Market Prices Could Increase the Company’s Liabilities and Expenses

•	Certain of the Company’s annuity products have contractual provisions which guarantee minimum death benefits. These provisions require the Company to pay the beneficiary any excess of the guaranteed minimum benefit over the fund value of the annuity contract in addition to the payment of the fund value. It is the Company’s practice to establish reserves for the payment of any guaranteed minimum death benefit claims on the basis of its outlook for mortality experience and the amount at risk on the annuity contracts. At December 31, 2003, the Company’s net amount at risk (or the aggregate amount by which the guaranteed values exceeded the fund values of the Company’s in force annuity contracts) totaled approximately $418.0 million. At December 31, 2003, the Company carried a reserve of approximately $4.0 million with respect to such claims. However, additional reserves for such claims may need to be established, particularly if there is a sustained deterioration in the securities markets. In addition, the American Institute of Certified Public Accountants (the “AICPA”) has issued guidance concerning the establishment of such reserves. This guidance requires the Company to change its methodology for determining the amount of reserves that should be established for such claims. Accordingly, upon the adoption of the new guidance issued by the AICPA, effective for financial statements for fiscal years beginning after December 15, 2003, the Company will have to establish additional reserves. The Company estimates that under the new AICPA guidance it will have to establish additional reserves of approximately $0.8 million at January 1, 2004.

Declines in Securities Market Prices Could Decrease the Company’s Revenues

•	As discussed above under the caption “General Discussion of Factors Affecting Profitability,” revenues from the Company’s separate account and mutual fund products depend, in large part, upon the amount of assets it has under management. Accordingly, a sustained deterioration in the securities markets can adversely affect the Company’s revenues which could be material to its results of operations and financial position.

Events in 2004 Could Result in Significant Changes to Pension and Other Post-retirement Benefit Costs

•	As required under GAAP, both the expected rate of return assumption for 2004 on assets funding the Company’s pension liabilities and other post-retirement benefits and the discount rate used to determine those liabilities were established at December 31, 2003. The Company made these assumptions on the basis of historical returns on such assets, its outlook for future returns, the long-term outlook for such returns in the marketplace, and yields on high-quality corporate bonds. Due to the continuing decline in the market yield on high-quality corporate bonds, the Company lowered the discount rate assumption for 2004 to 6.125% from 6.625% in 2003, which will cause an increase in the Company’s net periodic expense in 2004 and thereafter. However, while the expected rate of return assumption for 2004 of 8.0% was not changed from that assumed in 2003, the fair value of plan assets grew more than anticipated during 2003, and accordingly, earnings on plan assets during 2004 attributable to such growth are expected to more than offset the increase in pension expense resulting from the use in 2004 of a lower discount rate assumption. Each 1% increment in the return on assets lowers the future expected annual GAAP expense for 2005 and later by approximately $700,000, while each 1% decrease in the discount rate adds approximately $9.6 million to annual expense.

•

While the market value of assets funding the Company’s tax-qualified defined benefit pension liabilities (“RISPE”) exceeded the Company’s tax-qualified defined benefit Accumulated Benefit Obligation (“ABO”) at December 31, 2003, any unfunded ABO at December 31, 2004 will either cause the Company to contribute assets to the pension plan in an amount sufficient to eliminate any unfunded ABO or, as required by GAAP, the Company will be required to charge to comprehensive income the full amount of any prepaid benefit cost at such date. At December 31, 2003, prepaid benefit costs aggregated $132.5 million. While management expects that, in the event of an underfunded position, it would make a contribution to the Company’s pension plan to avoid such a charge to comprehensive income, this will ultimately depend upon the total amount of any such underfunding, which largely is dependent upon the market values of assets backing the pension plan, and the ABO, at December 31, 2004. It should be noted that, in the event a company is required to charge its prepaid benefit cost asset to comprehensive income due to an underfunded position, in accordance with GAAP, a company may reestablish that asset if the market value of assets supporting the pension plan increases, the ABO decreases, and/or subsequent contributions increase plan assets to the level of the ABO.

The Company’s Expenses May Increase if it Chooses or Becomes Required to Adopt the Fair Value Recognition Provisions of Statement of Financial Accounting Standards (SFAS) No. 123 Accounting for Stock Based Compensation (“SFAS 123”) and Recognize Expense for the Issuance of Certain Employee Stock Based Compensation

•	Presently there is a significant debate within industry, the accounting profession and among securities analysts and regulators as to the propriety of the current generally accepted accounting practice provided in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“Opinion No. 25”), which provides for the application of the intrinsic value based method of accounting. For certain stock based compensation plans (including certain stock option plans), the guidance provided in Opinion No. 25 does not require companies to recognize compensation expense. Recently, certain companies, in response to this debate, have announced their intention to adopt the generally accepted accounting guidance prescribed under SFAS 123, which provides for the application of the fair value based method of accounting. In accordance with this method, all forms of employee stock-based compensation are measured at fair value at the date of grant and expensed over the requisite service or vesting period. If the Company chooses to adopt these provisions of SFAS No. 123 or if it becomes required to adopt such provisions as a result of action by the Financial Accounting Standards Board (the “FASB”), the adoption will result in additional expense recognition in an amount that may be material to the Company’s results of operations.

Segments

The Company’s business is organized in two principal reportable segments: the “Protection Products” segment and the “Accumulation Products” segment. Substantially all of the Company’s other business activities are combined and reported in the “Other Products” segment. Certain amounts, which are not allocated to the segments, are reported as reconciling items. Reconciling items are principally comprised of: (i) revenues and expenses associated with contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of MONY Holdings, since its formation and commencement of operations in 2002 — see Note 1 to the MONY Holdings and Subsidiary Consolidated Financial Statements, (iii) certain charges associated with the Company’s reorganization activities — see Note 26 to the MONY Holdings and Subsidiary Consolidated Financial Statements, and (iv) merger related expenses incurred in connection with the pending merger of the MONY Group with AXA Financial — see Note 2 to the MONY Holdings and Subsidiary Consolidated Financial Statements.

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

The following is a discussion of the critical accounting policies that, in the Company’s view, require significant use of judgment. See Note 4 to the MONY Holdings and Subsidiary Consolidated Financial Statements for a complete description of the Company’s significant accounting policies.

Investments

The Company records investments in fixed maturity securities and equity securities available-for-sale, trading securities and certain investments in venture capital partnerships at fair value in its consolidated balance sheet. In most cases, the Company determines fair values using quoted market prices. However, the valuation of certain investments, such as private placement fixed maturity securities, requires the use of assumptions and estimates related to interest rates, default rates and the timing of cash flows because quoted market prices are not available. At December 31, 2003, the carrying value of private placement fixed maturity securities was $3,061.2 million.

The Company records changes in the fair values of investments in fixed maturity and equity securities available-for-sale that are not considered to be “other than temporarily impaired” in other comprehensive income. The Company reports changes in the value of trading securities and venture capital investments accounted for using the equity method, in the consolidated statement of income and comprehensive income. For investments the Company considers to be “other than temporarily impaired”, the Company records an impairment loss, which is reflected in realized gains and (losses) on investments. See — Summary of Investments — Other Than Temporary Impairment Charges On Investments in Fixed Maturity Securities and Common Stocks. Determining whether a security is “other than temporarily impaired” requires the use of estimates and significant judgment. The Company’s financial position and results of operations are therefore affected by changes in circumstances that affect the value of these investments and the Company’s determination as to whether the investments are “other than temporarily impaired”.

The Company records mortgage loans on real estate at their unpaid principal balances, net of valuation allowances. Valuation allowances are established for the excess of the carrying value of a mortgage loan over its estimated fair value when the loan is considered to be impaired. Mortgage loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the loan’s observable market price (if considered to be a practical expedient), or the fair value of the collateral if the loan is collateral dependent and if foreclosure of the loan is considered probable. In addition, the Company records an estimate for incurred but not reported defaults. The Company bases its estimate for incurred but not reported defaults on historical default rates and the current mortgage portfolio composition. The Company’s financial position and operating results are therefore sensitive to: (i) changes in the estimated cash flows from mortgages, (ii) the value of the collateral, and (iii) changes in the economic environment in general. At December 31, 2003 and 2002, the valuation allowance on these mortgage loans was $20.0 million and $22.7 million, respectively.

Deferred policy acquisition costs and insurance reserves

The Company values DPAC and insurance reserves in accordance with the relevant GAAP pronouncements: generally SFAS 60 for term and whole life insurance products, SFAS 97 for universal life and investment-type contracts, and SFAS 120 for traditional participating life insurance contracts. The valuation of DPAC and insurance reserves requires management to assume future investment yields, mortality rates, lapse rates, expense levels, policyholder dividends and where flexibility is allowed, policyholder premium payment behavior. For many of the Company’s products, amortization of DPAC varies with profit margins of the policies and contracts supporting the DPAC balances. The Company must periodically evaluate the recoverability of DPAC and the adequacy of its reserves based on historical and projected future results. Changes in management’s assumptions or actual results that differ significantly from management’s estimates may materially affect the Company’s financial position and results of operations. See — Potential Forward Looking Risks Affecting Profitability.

Litigation, contingencies and restructuring charges

Accounting for litigation, contingencies and restructuring charges requires the Company to estimate the expected costs of events which have already occurred but which the Company has not completely resolved. As discussed in Note 18 to the Mony Holdings and Subsidiary Consolidated Financial Statements, the Company is party to various legal actions and proceedings in connection with its businesses. To the extent the losses are probable and reasonably estimable, the Company records liabilities related to these matters in accordance with the provisions of SFAS 5 and FASB Interpretation 14. Judgments or settlements exceeding established loss reserves or changes in the circumstances requiring management to update its loss estimate may materially affect the Company’s financial position and results of operations.

As discussed in Note 26 to the Mony Holdings and Subsidiary Consolidated Financial Statements, in each of the years in the three-year period ending December 31, 2003 the Company established reserves related to the reorganization of certain of its businesses. These reserves are primarily related to the estimated costs of employee terminations and related benefits, lease abandonments and other costs directly related to the Company’s reorganization plans and incremental to the Company’s normal operating costs. Although management does not expect significant changes to its reorganization plans, the actual costs related to these plans may differ from management’s estimates. See — Reorganization and Other Charges.

Pension liabilities and the corresponding periodic expense

The accounting for pension liabilities and the corresponding periodic expense requires assumptions with respect to the future return on the Company’s pension plan (the “Plan”) assets, the discount rate used to determine the present value of pension liabilities, the rate of compensation increases, and the determination of the fair value of Plan assets and the resultant unrealized gain or loss.

The Company’s assumption with respect to the future return on Plan assets is made by management after taking into consideration historic returns on such assets (generally the geometric annual rate of return over at least a ten year period), the actual mix of the Plan’s invested assets at the valuation date (which is assumed to be consistent in future periods), management’s outlook for future returns on such asset types, and the long-term outlook for such returns in the marketplace. At December 31, 2003, the Plan’s invested assets were comprised of the following:

	Fair Value As of December 31, 2003	Percentage of Total
	($ in millions)
Public common stocks	$238.3	61.5%
Public and private fixed maturity securities	112.4	29.0
Real estate	15.5	4.0
Cash and cash equivalents	21.4	5.5

	$387.6	100.0%

The Company’s assumption as to the appropriate discount rate to be used to determine the present value of the Company’s pension liabilities is made by management after taking into consideration the Moody’s AA rate index.

The Company’s assumption with respect to the rate of future compensation increases was made by management based on future expected salary trends.

The fair value of Plan assets is determined as follows:

•	Public and Private Fixed Maturity Securities — The estimated fair values of public fixed maturity securities are based upon quoted market prices, where available. The fair values of private fixed maturity securities or public fixed maturity securities which are not actively traded are estimated using values obtained from independent pricing services or, in the case of private placements, by discounting expected future cash flows using a current market interest rate commensurate with the credit quality and term of the investments.

•	Public common stock — The fair values of public common stock investments are determined based on quoted market prices.

•	Real estate — The estimated fair value of real estate is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks.

The most significant assumptions underlying the valuation of the Company’s pension valuation are the expected future rate of return on Plan assets and the discount rate which, at January 1, 2003, were determined to be 8.0% and 6.125%, respectively. Each 1% increment in the return on assets lowers the future expected annual GAAP expense for 2005 and later by approximately $700,000, while each 1% decrease in the discount rate adds approximately $9.6 million to annual expense.

Other significant estimates

In addition to the items discussed above, the application of GAAP requires management to make other estimates and assumptions. For example, the recognition of deferred tax assets, which depends upon management’s assumptions with respect to the Company’s ability to realize deferred tax benefits. See Notes 4 and 12 to the MONY Holdings and Subsidiary Consolidated Financial Statements.

Reorganization and Other Charges

During 2003, the Company recorded charges aggregating $5.8 million as part of the Company’s continuing initiative to enhance operating efficiency and effectively allocate resources. These charges consisted of: (i) severance and related benefits of $1.1 million incurred in connection with the merger of MONY Asset Management, Inc.’s (“MAM”) operations into Boston Advisors a subsidiary of The Advest Group, Inc. and the resulting termination of certain employees of Mony Life that provided professional services to MAM pursuant to a service agreement between MAM and MONY Life; (ii) losses from the abandonment of leased offices of $1.3 million; (iii) losses from the abandonment of leased space in the Company’s home office of $2.0 million; (iv) write-offs of unused furniture and equipment in certain abandoned agency offices of $1.3 million; and (v) moving and alteration costs incurred in connection with the consolidation of leased space in the Company’s home office of $0.2 million The severance actions were substantially completed during the fourth quarter of 2003. The reserves established for the abandonment of leased agency offices and leased space in the Company’s home office are expected to run-off through 2008 and 2016, respectively. All of the charges recorded in 2003 represent “costs associated with exit or disposal activities” as described in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).

During the fourth quarter of 2002 and 2001, the Company recorded reorganization and other charges aggregating approximately $7.2 million and $144.4 million, respectively, as part of the Company’s initiative to enhance operating efficiency, more effectively allocate resources and capital, and discontinue certain non-core operations. Of these charges, $7.2 million and $19.0 million, respectively, met the definition of “restructure charges” as defined by Emerging Issues Task Force Consensus 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The 2002 restructure charge consisted of severance and related benefits resulting from headcount reductions of 161 and 26 in the Company’s home office and career agency system, respectively, as well as losses from the abandonment of certain leased offices and equipment. The 2001 restructure charge consisted of severance and related benefits of $10.3 million resulting from headcount reductions of 117 and 240 in the Company’s home office and career agency system, respectively, and $8.7 million of other miscellaneous items. These actions were substantially completed in 2002. The remaining restructuring reserves primarily relate to lease abandonment costs and are expected to run-off through 2007. The balance of the charge in 2001, $125.4 million, was unrelated to the Company’s restructure activities and consisted of: (i) impairments of certain invested assets and valuation related write-downs of private equity securities held in the Company’s equity method venture capital portfolio; (ii) the write-off of deferred sales charges in the Company’s mutual fund business to reflect revised estimates of recoverability which are principally due to the decline in the value of the Company’s internet funds; (iii) write-downs of certain information technology assets; and (iv) other miscellaneous items.

The following tables summarize the components of the aforementioned charges recorded during 2003, 2002, and 2001, respectively. None of the charges referred to below as “Reorganization Charges” have been allocated to the Company’s operating segments, however, the charges in 2001 referred to as “Other Charges” have been allocated to the Company’s operating segments. All Reorganization Charges incurred in 2003, 2002 and 2001 are reported as reconciling items.

2003:	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges:
Severance benefits and incentive compensation	$1.1	$—	$1.1
Leased offices and equipment	2.5	—	2.5
Lease abandonment and other	2.2	—	2.2

Total Reorganization Charges before tax(1)	$5.8	$—	$5.8

Total Reorganization Charges after tax	$3.8	$—	$3.8

(1)	All of the reorganization charges recorded in 2003 are “costs associated with exit or disposal activities” as described in SFAS 146.

2002:	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges:
Severance benefits and incentive compensation	$6.1	$—	$6.1
Leased offices and equipment	1.1	—	1.1

Total Reorganization Charges before tax(1)	$7.2	$—	$7.2

Total Reorganization Charges after tax	$4.7	$—	$4.7

(1)	All of the reorganization charges recorded in 2002 meet the definition of “restructuring charges” as defined by EITF 94-3.

2001:	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges:
Severance benefits and incentive compensation	$22.8	$—	$22.8
Leased offices and equipment	8.7	—	8.7
Deferred policy acquisition costs	17.0	—	17.0
Other	8.3	—	8.3

Subtotal — Reorganization Charges	56.8	—	56.8
Other Charges:
Asset impairments and valuation related write-downs	29.9	20.1	50.0
Deferred sales charges	7.0	—	7.0
Information technology assets	9.4	—	9.4
Other	21.2	—	21.2

Subtotal — Other Charges	67.5	20.1	87.6

Total — Reorganization and Other Charges before tax	$124.3	$20.1	$144.4

Total — Reorganization and Other Charges after tax	$80.8	$13.1	$93.9

All charges referred to as Reorganization Charges included in the tables above, except $17.0 million related to deferred policy acquisition costs in 2001 and $5.3 million related to investment expenses in 2001, are included in “Other Operating Costs and Expenses” in the Company’s consolidated statement of income and comprehensive income.

The following table indicates the line items in the Company’s consolidated and segmented income statements for the year ended December 31, 2001 that the Other Charges in the table above are reflected in.

	Protection	Accumulation	Other	Reconciling	Total
	($ in millions)
Premiums	$1.0	$—	$—	$—	$1.0
Net investment income	20.3	3.8	3.3	5.3	32.7
Group pension profit	2.5	—	—	—	2.5
Benefits to policyholders	1.8	3.9	—	—	5.7
Amortization of deferred policy acquisition costs	—	2.0	—	17.0	19.0
Other operating costs and expenses	17.6	10.3	1.0	34.5	63.4

Total Other Operating Charges	43.2	20.0	4.3	56.8	124.3

Net realized losses on investments	14.9	2.8	2.4	—	20.1

Total Reorganization and Other Charges	$58.1	$22.8	$6.7	$56.8	$144.4

Set forth below is certain information regarding the liability recorded in connection with the Company’s restructuring actions, as well as the changes therein during the year ended December 31, 2003. Such liability is reflected in accounts payable and other liabilities on the Company’s consolidated balance sheet.

	December 31, 2002	Charges	Cash Payments	Change in Reserve Estimates		December 31, 2003
	($ in millions)
Restructuring Charges Liability:
Severance benefits	$7.8	$1.1	$(7.3)	$(0.	)	$0.9
Other restructure charges	4.4	4.7	(5.5)	—		3.6

Total Restructuring Charges Liability	$12.2	$5.8	$(12.8)	$(0.7)		$4.5

Summary of Financial Results

The following tables present the Company’s consolidated and segment results of operations for the years ended December 31, 2003 and 2002. The financial information herein is presented in accordance with GAAP unless otherwise noted.

Results of Operations

For the Year Ended December 31, 2003

	Protection	Accumulation	Other	Reconciling(1)	Consolidated
	($ in millions)
Revenues:
Premiums	$667.9	$21.2	$16.1	$—	$705.2
Universal life and investment-type policy fees	170.4	40.6	(0.1)	—	210.9
Net investment income	611.6	86.4	16.9	12.0	726.9
Net realized gains/(losses) on investments	29.7	14.0	2.8	(0.1)	46.4
Group Pension Profits (4)	—	—	—	—	—
Other income	33.5	105.8	79.9	7.4	226.6

Total revenue	1,513.1	268.0	115.6	19.3	1,916.0

Benefits and Expenses:
Benefits to policyholders	762.5	49.7	23.8	5.5	841.5
Interest credited to policyholders’ account balances	75.1	56.3	8.0	—	139.4
Amortization of deferred policy acquisition costs	114.8	5.2	—	—	120.0
Dividends to policyholders	222.0	1.3	1.0	—	224.3
Other operating costs and expenses	268.6	125.1	96.3	50.3	540.3

Total expenses	1,443.0	237.6	129.1	55.8	1,865.5

Income/(loss) from continuing operations before income tax	$70.1	$30.4	$(13.5)	$(36.5)	50.5

Income tax expense					12.3

Net income from continuing operations					38.2
Discontinued Operations: Income from real estate to be disposed of, net of income tax expense of $3.1 million					5.9

Net income					$44.1

Results of Operations

For the Year Ended December 31, 2002

	Protection	Accumulation	Other	Reconciling(1)	Consolidated
	($ in millions)
Revenues:
Premiums	$662.9	$11.6	$15.9	$—	$690.4
Universal life and investment-type policy fees	152.1	46.8	1.6	—	200.5
Net investment income	590.9	82.7	27.1	26.4	727.1
Realized (losses)/gains on investments	(119.5)	(23.2)	(8.4)	0.1	(151.0)
Group Pension Profits(4)	82.3	—	—	—	82.3
Other income	1.7	96.1	60.7	10.8	169.3

Total revenue	1,370.4	214.0	96.9	37.3	1,718.6

Benefits and Expenses:
Benefits to policyholders	729.7	41.9	21.6	9.9	803.1
Interest credited to policyholders’ account balances	64.5	46.0	8.8	—	119.3
Amortization of deferred policy acquisition costs	110.3	45.8	—	—	156.1
Dividends to policyholders	185.6	1.2	1.2	—	188.0
Other operating costs and expenses	226.6	119.4	83.3	45.4	474.7

Total expenses	1,316.7	254.3	114.9	55.3	1,741.2

Income/(loss) from continuing operations before income tax	$53.7	$(40.3)	$(18.0)	$(18.0)	(22.6)

Income tax benefit					7.8

Net loss from continuing operations					(14.8)
Discontinued Operations: Loss from real estate to be disposed of, net of income tax benefit of $1.4 million					(2.5)

Net loss					$(17.3)

(1)	Amounts reported as “reconciling” in 2003 primarily relate to (i) contracts issued by MONY Life relating to its employee benefits plans, (ii) revenues and expenses of the MONY Group, (iii) revenues and expenses of MONY Holdings, (iv) charges totaling $5.8 million pre-tax relating to the Company’s reorganization activities (see “Reorganization and Other Charges”) and (v) merger related expenses totaling $0.8 million incurred in connection with MONY Group’s pending merger transaction with AXA Financial — see Note 2 to the MONY Holdings and Subsidiary Consolidated Financial Statements.
(2)	Amounts reported as “reconciling” in 2002 primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group, (iii) revenues and expenses of MONY Holdings, (iv) charges totaling $7.7 million pre-tax relating to the Company’s reorganization activities and (v) a $1.5 million reversal of certain reserves associated with the reorganization charge recorded in 2001. See “Reorganization and Other Charges”.
(3)	See Note 13 to the MONY Holdings and Subsidiary Consolidated Financial Statements.

-Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Premiums

Premium revenue was $705.2 million for 2003, an increase of $14.8 million, or 2.1%, from $690.4 million reported for 2002. The increase was primarily the result of higher premiums in the Protection Products and Accumulation Products segments of $5.0 million and $9.6 million, respectively. The following table summarizes the components of premiums recorded in each of the Company’s segments for the years ended December 31, 2003 and 2002, respectively.

	For the Years Ended December 31,
	2003	2002
	($ in millions)
Protection Products Segment:
Single premiums	$129.0	$130.4
New premiums	23.5	18.7
Renewal premiums	454.5	471.2
Premiums ceded	(47.7)	(40.4)

Total premiums, excluding USFL and other	559.3	579.9
USFL	108.8	83.3

	668.1	663.2
Other	(0.2)	(0.3)

Total Protection Products segment	667.9	662.9

Accumulation Products segment	21.2	11.6
Other Products segment	16.1	15.9

Total Premiums	$705.2	$690.4

Premium revenue in the Protection Products segment, excluding USFL, decreased $20.6 million, primarily due to a reduction of $16.7 million in renewal premiums on individual life, attributable mostly to the run-off of the Closed Block business, partially offset by an increase in renewal premiums on level term and whole life business outside the Closed Block. An increase in premiums ceded of $7.3 million, attributable to an increase in new and renewal premiums outside the Closed Block, also contributed to the decrease in premium revenue. The year over year increase in new premiums on individual life products outside the Closed Block was $5.3 million, primarily due to growth in the Level Term and Whole Life product lines.

USFL’s premiums were $108.8 million and $83.3 million for the years ended December 31, 2003 and 2002, respectively. The increase in USFL’s premiums was primarily due to an increase in renewal premiums attributable to the growth of its in-force block of business and improved retention. Higher new premiums on special risk insurance products attributable to the increased penetration of the broker market into more states also contributed to the increase in USFL’s premiums.

The increase in premiums in the Accumulation Products segment from $11.6 million to $21.2 million was primarily due to an increase in life contingent immediate annuity sales. The stability and payout stream of the single premium life contingent immediate annuity product has been well received by customers, which has contributed to improved sales of the product.

Universal life and investment-type product policy fees

Universal life and investment-type product policy fees were $210.9 million for 2003, an increase of $10.4 million, or 5.2%, from $200.5 million reported for 2002. The increase was primarily the result of higher fees in the Protection Products segment of $18.3 million, partially offset by lower fees in the Accumulation Products and Other Products segments of $6.2 million and $1.7 million, respectively. The increase in the Protection Products segment was primarily the result of increases in Universal Life (“UL”), Variable Universal Life (“VUL”) and Corporate Sponsored Variable Universal Life (“CSVUL”) of $15.0 million, $3.2 million, and $2.8 million, respectively, net of reinsurance. The increases in UL and CSVUL fees were primarily due to higher Cost of Insurance (“COI”), administrative, loading, and reinsurance charges aggregating $8.8 million, $2.1 million, $4.8 million and $6.6 million, respectively, partially offset by a $4.4 million decrease in the amount of unearned revenue that was recognized on these products. The increase in VUL fees was primarily attributable to increases in COI charges and the amount of unearned revenue that was recognized of $1.8 million and $5.0 million, respectively, partially offset by decreased surrender, loading and reinsurance charges of $2.2 million, $1.2 million and $0.4 million, respectively. These increases on protection products were partially offset by a higher level of fees ceded to certain reinsurers.

The decrease in the Accumulation Products segment was primarily due to lower Flexible Premium Variable Annuity (“FPVA”) surrender charges of $3.2 million attributable to a negative market value adjustment and lower surrender rates, a decrease in mortality and expense charges of $1.7 million due to lower average FPVA separate account asset under management balances, and a $1.2 million increase in reinsurance charges attributable to an increase in the assets under management on the new Variable Annuity (VA) product introduced in January 2002. The average FPVA separate account assets under management balance for 2003 was $2.8 billion compared to $3.0 billion for 2002. The decrease in the Other Products segment was primarily due to a $1.0 million negative market value adjustment on the retained portion of the Company’s group pension business, and a $0.7 million decrease in fees earned on administrative charges.

Net investment income and net realized gains/(losses) on investments

Net investment income was $726.9 million, a decrease of $0.2 million, from $727.1 million reported for 2002. The increase in net investment income related primarily to a higher average invested asset balance offset by a decline in interest rates. The annualized yield on the Company’s invested assets, including limited partnership interests, before and after net realized gains and (losses) on investments was 6.3% and 6.7%, respectively, for the year ended December 31, 2003, as compared to 6.6% and 5.2%, respectively, for the year ended December 31, 2002. See “— Summary of Investments — Investment Yields by Asset Category.”

As of December 31, 2003, the Company had approximately $10.6 million of additional unrealized pre-tax gains related to venture capital limited partnership investments accounted for at fair value that may be recognized in future earnings subject to market fluctuation. This amount is reflected in other comprehensive income on the Company’s statement of income and comprehensive income.

Net realized gains were $46.4 million for the year ended December 31, 2003, an increase of $197.4 million from losses of $151.0 million reported for 2002. The increase was due primarily to significant losses recorded in 2002 relating to other than temporary impairment charges on fixed maturity securities of $115.5 million, valuation allowances taken on real estate properties of $26.7 million, and a $6.8 million litigation loss related to a specific joint venture real estate partnership. In comparison, for 2003 other than temporary impairment charges on fixed maturity securities and venture capital aggregated $42.8 million. Further contributing to the gains in 2003 was an increase in gains from sales of investments and prepayments on bonds and mortgages. See “— Summary of Investments — Other Than Temporary Impairment Charges on Investments in Fixed Maturity Securities and Common Stocks” and see Note 18 to the MONY Holdings and Subsidiary Consolidated Financial Statements.

The following table presents the components of net realized gains and (losses) by investment category for the periods presented.

	For the Years Ended December 31,
	2003	2002
	($ in millions)
Fixed maturity securities	$42.9	$(79.3)
Equity securities	(9.1)	(38.7)
Real estate	1.3	(32.1)
Mortgage loans	18.6	(3.0)
Other	(7.3)	2.1

Total net realized gains/(losses)	$46.4	$(151.0)

Group Pension Profits

The Group Pension Transaction and the related Group Pension Profits ceased as of December 31, 2002. Refer to Note 13 of the Mony Holdings and Subsidiary Consolidated Financial Statements included herein for information regarding the Group Pension Transaction, the Group Pension Profits and the Final Value Payment, along with certain summary financial information relating thereto.

Other income

Other income (which consists primarily of fees earned by the Company’s mutual fund management, securities broker-dealer and insurance brokerage operations, as well as certain asset management fees, and other miscellaneous revenues) was $226.6 million for 2003, an increase of $57.3 million, or 33.9%, from $169.3 million reported for 2002. The increase was due primarily to higher income in the Protection Products, Accumulation Products and Other Products segments of $31.8 million, $9.7 million, and $19.2 million, respectively, partially offset by a decrease in reconciling amounts of $3.4 million. The following table summarizes the components of other income recorded in each of the Company’s segments for the years ended December 31, 2003 and 2002, respectively.

	For the Years Ended December 31,
	2003	2002
	($ in millions)
Corporate Owned Life Insurance (“COLI”)	$14.0	$(11.5)
Reinsurance allowances	13.9	12.1
Other miscellaneous	5.6	1.1

Total Protection Products segment	33.5	1.7

Accumulation Products segment	105.8	96.1
Other Products segment	79.9	60.7
Reconciling amounts	7.4	10.8

Total Other Income	$226.6	$169.3

The Company purchased a COLI contract to provide a funding mechanism for its non-qualified deferred compensation liabilities. The investments in the COLI contract are structured to substantially offset the changes in the Company’s non-qualified deferred compensation liabilities. The change in such liabilities is reflected in the statement of income and comprehensive income caption entitled “other operating costs and expenses.” In 2003, the change in the cash surrender value of the COLI contract allocated to the Protection Products segment was $14.0 million compared to $(11.5) million in 2002. The change in the cash surrender value of the COLI contract allocated to the Accumulation Products segment was $2.5 million in 2003 compared to $(2.0) million in 2002. For reporting purposes, the results of the COLI contract are allocated among the segments.

In addition to the increase in the cash surrender value of the COLI contract, the Accumulation Products segment also reported increases in fee income and supplementary contract sales of $3.8 million and $3.5 million, respectively. These increases were partially offset by a $2.1 million decrease in advisory fees from the Company’s mutual fund management operations. The increase in the Other Products segment was primarily due to increased revenues from the Company’s securities broker-dealer and insurance brokerage subsidiaries, while the decrease in reconciling amounts was primarily due to lower revenue attributable to the Company’s employee benefit plans.

Benefits to policyholders

Benefits to policyholders were $841.5 million for 2003, an increase of $38.4 million, or 4.8%, from $803.1 million reported for 2002. The increase consisted primarily of higher benefits of $32.8 million, $7.8 million, and $2.2 million in the Protection Products, Accumulation Products, and Other Products segments, respectively, partially offset by a decrease in reconciling amounts of $4.4 million. The increase in the Protection Products segment of $32.8 million was primarily attributable to (i) a $24.5 million increase in death claims in USFL, attributable to an unusually high level of claims in the first half of 2003 compared to an unusually low level of claims in 2002 and an increase in USFL’s in-force block of business, (ii) an increase in death benefits on CSVUL and individual life outside the Closed Block of $3.3 million and $5.0 million, respectively, attributable primarily to increased sales of these products over the past few years, (iii) a $17.8 million increase in death benefits in the Closed Block, net of reinsurance, attributable to an unusually low level of claims in 2002, and (iv) a $6.8 million increase in reserves primarily due to the growth of the in-force block of business for USFL’s products and for individual life products outside the Closed Block. These increases were partially offset by a $21.7 million decrease in surrender benefits, primarily in the Closed Block, attributable to conservation efforts, and a $3.6 million decrease in death benefits on UL business. The decrease in death benefits on UL business is attributable to poor mortality experience in 2002 compared to 2003. The increase in the Accumulation Products segment was primarily due to higher reserves on individual annuity products and supplementary contracts of $9.0 million and $2.1 million, respectively, partially offset by lower benefit reserves of $3.4 million on the Company’s FPVA product as compared to the prior year. The increased reserves on individual annuities and supplementary contracts were attributable to higher sales of these accumulation products, while the lower reserves for guaranteed minimum death benefits (“GMDB”) on the Company’s FPVA products were due to improving market conditions. The reduction in GMDB reserves was partially offset by an increase in death benefit payouts. The increased benefits in the Other Products segment were primarily attributable to higher reserves for group health and an increase in claims experience.

Interest credited to policyholders’ account balances

Interest credited to policyholders’ account balances was $139.4 million for 2003, an increase of $20.1 million, or 16.8%, from $119.3 million reported for 2002. The increase was primarily attributable to higher interest crediting of $10.6 million and $10.3 million in the Protection Products and Accumulation Products segments, respectively, offset by lower interest crediting of $0.8 million in the Other Products segment. The increase in the Protection Products segment was primarily due to higher interest crediting on CSVUL and UL products of $6.7 million and $3.1 million, respectively, due to a larger in-force block on those products. Higher interest crediting on VUL, individual life and Guaranteed Universal Life (“GUL”) products aggregating $0.8 million made up the remainder of the increase in the Protection Products segment. The increase in the Accumulation Products segment was primarily attributable to higher interest crediting on the Flexible Premium Deferred Annuity (“FPDA”) and FPVA products of $10.2 million and $2.1 million, respectively, partially offset by decreased interest crediting on Single Premium Deferred Annuity (“SPDA”) business and other annuity contract business of $1.4 million and $0.6 million, respectively. The increase in interest crediting on FPDA and FPVA business was related to higher general account fund balances resulting from new sales of these products. The decrease in interest crediting on SPDA and other annuity contract business is primarily attributable to the continued run-off of these lines of business.

Amortization of deferred policy acquisition costs

Amortization of DPAC was $120.0 million for 2003, a decrease of $36.1 million, or 23.1%, from $156.1 million reported for 2002. The decrease was primarily due to lower amortization of $40.6 million in the Accumulation Products segment, partially offset by an increase of $4.5 million in the Protection Products segment. The decreased amortization in the Accumulation Products segment was due primarily to increased margins as a result of higher revenue from underlying funds and an increase in future profitability due to improved market returns. The market upturn in 2003 triggered lower amortization of $11.0 million for the year ended December 31, 2003 compared to the prior year when the deterioration of the markets triggered accelerated DPAC amortization of approximately $17.9 million for the year ended December 31, 2002. The increased revenue from underlying funds resulted in decreased DPAC amortization in the Accumulation Products segment of approximately $8.6 million. The increase in the Protection Products segment was primarily attributable to increased amortization of $5.2 million, $3.2 million and $3.0 million on the VUL, individual life and UL product lines, respectively, attributable to growth in these blocks of business. These increases were partially offset by lower amortization of $2.8 million on the CSVUL product line due to higher net death claims and lower amortization of approximately $3.9 million in the Closed Block resulting from a reduction in maintenance expenses which reflects cost reduction measures instituted over the past few years.

Dividends to policyholders

Dividends to policyholders (all but a de minimus amount of which are recorded in the Protection Products segment) were $224.3 million for 2003, an increase of $36.3 million, or 19.3%, from $188.0 million reported for 2002. Dividends to policyholders can be broken down into two components, namely policyholder dividends payable in the current year and the change in the deferred dividend liability. The $36.3 million increase in dividends to policyholders was due to a period over period increase of $38.3 million in the deferred dividend liability, offset by a period over period decrease of $2.0 million in dividends paid to policyholders due to the run-off of the Closed Block business.

As required under GAAP, actual Closed Block earnings in excess of expected Closed Block earnings inure solely to the benefit of policyholders in the Closed Block and, accordingly, are recorded as an additional liability to Closed Block policyholders, referred to as the deferred dividend liability. Expected Closed Block earnings were forecasted for each year over the estimated life of the policies in the Closed Block in order to determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for payment of policyholder liabilities and dividends in the Closed Block in connection with the demutualization of MONY Life as more fully discussed in Note 3 to the MONY Holdings and Subsidiary Consolidated Financial Statements. Due to the recognition of realized losses from other than temporary impairment charges on invested assets during the fourth quarter of 2002, the actual experience of the Closed Block earnings was less than expected in the prior year, and as a result, the deferred dividend liability for 2002 was unusually low compared to the current year. The deferred dividend liability was $65.7 at December 31, 2003.

Other operating costs and expenses

Other operating costs and expenses were $540.3 million for 2003, an increase of $65.6 million, or 13.8%, from $474.7 million for 2002. The following table summarizes the change in other operating costs and expenses reported in each of the Company’s segments for the years ended December 31, 2003 and 2002, respectively.

	For the Years Ended December 31,
	2003	2002	$ Increase
	($ in millions)
Protection Products segment	$268.6	$226.6	$42.0
Accumulation Products segment	125.1	119.4	5.7
Other Products segment	96.3	83.3	13.0
Reconciling amounts	50.3	45.4	4.9

Total Other Operating Costs and Expenses	$540.3	$474.7	$65.6

The increase in the Protection Products segment was primarily attributable to higher costs related to the Company’s employee benefit plans of $43.4 million, offset by a decrease in other general operating expenses of $1.4 million. The $43.4 million increase in the costs related to the Company’s employee benefit plans consisted of a $21.1 million increase in the non-qualified deferred compensation liabilities and a $22.3 million increase in pension expense. The Company purchased a COLI contract to provide a funding mechanism for the non-qualified deferred compensation liabilities. The investments in the COLI contract are structured to substantially offset the changes in the Company’s non-qualified deferred compensation liabilities. The cash surrender value of the COLI contract is reflected in the statement of income and comprehensive income caption entitled “other income”. The increase in the Accumulation Products segment was primarily attributable to higher costs related to the Company’s employee benefit plans of $7.6 million, and a charge of $2.0 million relating to reserves established for the support of certain market fund net asset values, partially offset by a $2.0 million reduction in compensation and other miscellaneous expenses at Enterprise, and a decrease in other general expenses of $1.9 million. The increased expenses in the Other Products segment were primarily attributable to higher employee compensation and expense reimbursement allowances attributable to the increased commission revenues earned by the Company’s securities broker-dealer and insurance brokerage subsidiaries. The increase in reconciling amounts related primarily to an increase in interest expense of $5.2 million relating primarily to the issuance of the Insured Notes on April 30, 2002 (see Notes 21 and 22 to the MONY Holdings and Subsidiary Consolidated Financial Statements).

The Company recorded a federal income tax expense in 2003 of $15.4 million, compared to a federal income tax benefit of $9.2 million in 2002. The Company’s effective tax rates were approximately 25.9% and 35.0% in 2003 and 2002, respectively. See Note 12 to the MONY Holdings and Subsidiary Consolidated Financial Statements for details of the sources of the differences between the statutory federal income tax rate of 35.0% and the Company’s effective tax rate.

Results of Operations of the Closed Block

The results of operations of the Closed Block are combined with the results of operations outside the Closed Block in the Protection Products segment in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Year Ended December 31, 2003 Compared to Year Ended December 31, 2002” included elsewhere herein. Set forth below is a discussion and analysis of the results of operations of the Closed Block for the periods indicated.

	For the Years Ended December 31,
	2003	2002
	($ in millions)
Premiums	$479.2	$509.1
Net investment income	393.5	396.5
Net realized gains/(losses)	12.2	(51.4)
Other income	1.9	2.2

Total revenues	886.8	856.4

Benefits to policyholders	562.6	566.8
Interest credited to policyholders’ account balances	8.8	8.6
Amortization of deferred policy acquisition costs	45.2	49.1
Dividends to policyholders	220.7	185.5
Other operating cost and expenses	6.5	6.1

Total benefits and expenses	843.8	816.1

Contribution from the Closed Block	$43.0	$40.3

No new policies have been added to the Closed Block subsequent to MONY Life’s demutualization. Therefore, the Company expects the revenues and benefits related to the Closed Block to decrease over time as the in-force business declines. This is consistent with the “glide path earnings” established in connection with MONY Life’s plan of demutualization.

Closed Block—Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Premiums

Premiums were $479.2 million for the year ended December 31, 2003, a decrease of $29.9 million, or 5.9%, from $509.1 million reported in the prior year. The decrease in premiums is in line with the continued run-off of the in force business in the Closed Block.

Net investment income and net realized gains/(losses)

Net investment income was $393.5 million for the year ended December 31, 2003, a decrease of $3.0 million, from $396.5 million reported in the prior year, attributable primarily to lower interest rates on fixed maturity securities.

Net realized gains were $12.2 million for the year ended December 31, 2003, an increase of $63.6 million from losses of $51.4 million reported in the prior year. The increase in realized gains/(losses) was attributable primarily to an increase in prepayment gains and a decrease in other than temporary impairments on bonds. The following table sets forth the components of net realized gains/(losses) by investment category for the years ended December 31, 2003 and 2002.

	For the Years Ended December 31,
	2003	2002
	($ in millions)
Fixed maturity securities	$10.0	$(46.8)
Mortgage loans	2.2	(4.6)

Total net realized gains/(losses)	$12.2	$(51.4)

Other income

Other income was $1.9 million for the year ended December 31, 2003, a decrease of $0.3 million, or 13.6%, from $2.2 million reported in the prior year due to lower mortgage loan modification fees.

Benefits to policyholders

Benefits to policyholders were $562.6 million for the year ended December 31, 2003, a decrease of $4.2 million, or 0.7%, from $566.8 million reported in the comparable prior year. The decrease resulted primarily from: (i) a $21.8 million decrease in surrenders (surrenders were $323.4 million and $345.2 million for the years ended December 31, 2003 and 2002, respectively), and (ii) a $0.6 million decrease in annuity benefits, disability benefits and mature endowments, offset by (iii) higher death benefits of $17.8 million (death benefits were $190.9 million and $173.1 million for the years ended December 31, 2003 and 2002, respectively), and (iv) an increase in change in reserves of $0.4 million (the change in reserves was $38.5 million and $38.1 million for the years ended December 31, 2003 and 2002, respectively)

Interest credited to policyholders’ account balances

Interest credited to policyholders’ account balances was $8.8 million for the year ended December 31, 2003 a decrease of $0.2 million from $8.6 million reported in the prior year. The decrease in interest crediting was primarily due to a decrease in interest crediting on overdue policy claims.

Amortization of deferred policy acquisition costs

Amortization of DPAC was $45.2 million for the year ended December 31, 2003, a decrease of $3.9 million, or 7.9%, compared to $49.1 million reported in the prior year. The decrease in amortization was due principally to the run-off of the Closed Block’s block of business and lower maintenance expenses as a result of cost reduction efforts instituted in the Closed Block over the past few years.

Dividends to policyholders

Dividends to policyholders were $220.7 million for the year ended December 31, 2003, an increase of $35.2 million, or 19.0%, compared to $185.5 million reported in the prior year. Dividends to policyholders can be broken down into two components, namely policyholder dividends payable in the current year and the change in the deferred dividend liability. The $35.2 million increase in dividends to policyholders was due to a period over period increase of $38.3 million in the deferred dividend liability expense, offset by a period over period decrease of $3.1 million in dividends paid to policyholders.

As required under GAAP, actual Closed Block earnings in excess of expected Closed Block earnings inure solely to the benefit of policyholders in the Closed Block and, accordingly, are recorded as an additional liability to Closed Block policyholders, referred to as the deferred dividend liability. Expected Closed Block earnings were forecasted for each year over the estimated life of the policies in the Closed Block in order to determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for payment of policyholder liabilities and dividends in the Closed Block in connection with the demutualization of MONY Life as more fully discussed in Note 3 to the MONY Holdings and Subsidiary Consolidated Financial Statements. Due to the recognition of realized losses from “other than temporary impairment” charges on invested assets during the fourth quarter of 2002, the actual experience of the Closed Block earnings was less than expected in the prior year. The deferred dividend liability was $65.7 million at December 31, 2003, an increase of $32.5 from $33.2 million at December 31, 2002.

Other operating costs and expenses

Other operating costs and expenses were $6.5 million for the year ended December 31, 2003, an increase of $0.4 million from $6.1 million reported in the prior year. The increase was primarily attributable to an increase in miscellaneous expenses and taxes.

New Business Information

The table below and the discussion that follows present certain information with respect to the Company’s sales of protection and accumulation products during the years ended December 31, 2003 and 2002 by source of distribution. Management uses this information to measure the Company’s sales production from period to period by source of distribution. The amounts presented with respect to life insurance sales represent annualized statutory-basis premiums. Annualized premiums in the Protection Products segment represent the total premium scheduled to be collected on a policy or contract over a twelve-month period. Pursuant to the terms of certain of the policies and contracts issued by the Company, premiums and deposits may be paid or deposited on a monthly, quarterly, or semi-annual basis. Annualized premium does not apply to single premium paying business. All premiums received during the periods presented on COLI and BOLI business and single premium paying policies are included. Statutory basis premiums are used in lieu of GAAP basis premiums because, in accordance with statutory accounting practices, revenues from all classes of long-duration contracts are measured on the same basis, whereas GAAP provides different revenue recognition rules for different classes of long-duration contracts as defined by the requirements of SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and SOP 95-1, Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises. The amounts presented with respect to annuity and mutual fund sales represent deposits made by customers during the periods presented.

The information presented should not be viewed as a substitute for revenues determined in accordance with GAAP. Revenues in accordance with GAAP related to product sales are generated from both current and prior period sales that are in-force during the reporting period. For protection products, GAAP recognizes premium revenue when due from a policyholder. For accumulation products, GAAP revenues are a function of fee based charges applied to a contract holder’s account balance. Because of how revenues are recognized in accordance with GAAP, management does not believe GAAP revenues are meaningful in assessing the periodic sales production of a life insurance company and, accordingly, a reconciliation to GAAP revenues would not be meaningful.

New Business and Revenues By Source

	For the Years Ended December 31,
	2003	2002
	($ in millions)
Protection Products
Career Agency System (1)(2)	$59.2	$63.6
U. S. Financial Life Insurance Company	64.9	55.8
MONY Partners Brokerage and Other (1)	40.1	12.0
COLI and BOLI	171.8	147.6

Total New Annualized Life Insurance Premiums	$336.0	$279.0

Accumulation Products
Career Agency System — Variable Annuities (3)	$412.0	$405.0
Fixed Annuities	198.0	138.0
Career Agency System — Mutual Funds	189.0	231.0
Third Party Distribution — Mutual Funds	1,077.0	1,007.0

Total Accumulation Sales	$1,876.0	$1,781.0

(1)	Includes COLI and BOLI sales of $6.4 million sold through the Retail distribution channel and $1.8 million sold through the Wholesale distribution channel in the year ended December 31, 2003. COLI and BOLI sales through the Wholesale and Retail distribution channels were not significant for the year ended December 31, 2002.
(2)	Excludes non-proprietary sales by the Company’s career financial professionals of $36.8 million and $21.1 million for the years ended December 31 2003 and 2002, respectively.
(3)	Excludes sales associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

Protection Products Segment

New Business Information for the year ended December 31, 2003 compared to the year ended December 31, 2002

Total new annualized recurring and single life insurance premiums were $336.0 million for the year ended December 31, 2003, compared with $279.0 million for the year ended December 31, 2002. The increase was primarily due to increased sales of COLI and BOLI, which were $171.8 million for the year ended December 31, 2003, compared to $147.6 million in the prior year, and an increase in new life insurance premiums sold through the Wholesale distribution channel. The improvement in COLI and BOLI sales was attributable primarily to MONY Group’s pending merger with AXA Financial, whose strong financial ratings are important in the COLI and BOLI markets. There were 66 new cases and 1,690 new policies issued in 2003, approximately 40% of which were in the fourth quarter. In 2002, there were 43 new cases and 2,061 new policies issued, approximately 20% of which were in the 2002 fourth quarter. Prior to the announcement of the proposed merger with AXA Financial in September 2003, the Company’s COLI and BOLI sales for the first nine months of 2003 were down

$32.9 million from the comparable prior year period. New life insurance premium sales from the Company’s Wholesale distribution channel, primarily MONY Partners, totaled $37.5 million for the year ended December 31, 2003 compared to $11.2 million in the comparable prior year. These results are an indication of how well the Company’s protection product offerings have been received by the brokerage community.

New life insurance premiums (annualized recurring and single premiums) sold through the career agency network decreased to $59.2 million for the year ended December 31, 2003 compared to $63.6 million for the comparable prior year. Excluding COLI and BOLI sales of $6.4 million included in the career agency network’s results for the year ended December 31, 2003, new life insurance premiums decreased by $10.8 million from the prior year’s levels. However, sales of non-proprietary products through the career agency network increased to $36.8 million in 2003 from $21.1 million in 2002.

USFL sales were $64.9 million for the year ended December 31, 2003, compared to $55.8 million during the comparable prior year due to increased penetration of the brokerage market.

Accumulation Products Segment

The following tables set forth assets under management at December 31, 2003 and 2002 as well as the changes in the primary components of assets under management during the years then ended.

	For the Years Ended December 31,
	2003	2002
	($ in billions)
Assets under management:
Individual variable annuities	$3.8	$3.2
Individual fixed annuities(1)	1.0	0.8
Proprietary retail mutual funds	4.8	3.7

	$9.6	$7.7

Individual variable annuities:
Beginning account value	$3.2	$3.9
Sales(2)	0.4	0.4
Market appreciation	0.6	(0.5)
Surrenders and withdrawals(2)	(0.4)	(0.6)

Ending account value	$3.8	$3.2

Proprietary retail mutual funds:
Beginning account value	$3.7	$4.4
Sales (3)	1.4	1.2
Dividends reinvested	0.0	0.0
Market appreciation	0.7	(0.9)
Redemptions	(1.0)	(1.0)

Ending account value	$4.8	$3.7

(1)	Amount presented for 2002 includes fixed annuity sales of approximately $0.2 billion.
(2)	Excludes sales and surrenders associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.
(3)	Includes in 2003, the assumed management of $0.2 billion of money market funds previously managed by a third party.

New Business Information for the year ended December 31, 2003 compared to the year ended December 31, 2002

Accumulation sales were $1,876.0 million for the year ended December 31, 2003 compared to $1,781.0 million for the year ended December 31, 2002. Enterprise had sales of $1,266.0 million, $1,077.0 million of which were sold through third-party broker-dealers and $189.0 million of which were sold through the Company’s career network. For the year ended December 31, 2002, Enterprise sales were $1,238.0 million, $1,007.0 million of which were sold through third-party broker-dealers and $231.0 million of which were sold through the Company’s career network. Accumulation assets under management increased 24.7% to $9.6 billion as of December 31, 2003 from $7.7 billion as of December 31, 2002, attributable primarily to an improvement in the equity markets during 2003, and net cash inflows of $275.0 million for the year. The improvement in the equity markets during 2003 was also reflected in higher sales of the Company’s variable annuities, the sales of which were $412.0 million for the year ended December 31, 2003 compared to $405.0 million in the prior year.

Summary of Investments

Presented below is a discussion and analysis of the Company’s general account consolidated invested assets on a GAAP basis. This discussion and analysis excludes Separate Account assets for the reasons discussed below.

Separate account assets for which the Company does not bear investment risk are managed in accordance with the prescribed investment strategy that applies to the specific separate account. Separate accounts are established in conformity with applicable insurance laws and are generally not chargeable with liabilities that arise from any other business of MONY Life. Separate account assets are subject to general account claims only to the extent that the value of those assets exceeds the separate account liabilities. Investments held in separate accounts and liabilities of the separate accounts are reported separately as assets and liabilities. The Company reports substantially all separate account assets at estimated fair value. Investment income and gains or losses on the investments of separate accounts accrue directly to contract holders and, accordingly, are not reflected in the Company’s consolidated statements of income and cash flows. Fees that the Company charges to the separate accounts (including mortality charges, policy administration fees and surrender charges) are reflected in the Company’s revenues.

The following table presents a summary of the Company’s consolidated general account invested assets at December 31, 2003 and 2002:

Invested Assets

	As of December 31, 2003
	2003		2002
	Carrying Value(1)	% of Total	Carrying Value(1)	% of Total
	($ in millions)
Assets:
Public fixed maturity securities, available-for-sale, at fair value	$5,398.9	43.6%	$4,717.0	40.1%
Private fixed maturity securities, available-for-sale, at fair value	3,058.5	24.7	3,173.0	27.0
Trading account securities, at fair value	78.3	0.6	—	—
Equity Securities, available for sale	251.7	2.0	247.7	2.1
Mortgage loans on real estate	1,782.4	14.4	1,877.4	16.0
Policy loans	1,180.0	9.5	1,212.5	10.3
Other invested assets (2)	273.6	2.2	304.3	2.5
Cash and cash equivalents	363.3	3.0	235.2	2.0

Total invested assets	$12,386.7	100.0%	$11,767.1	100.0%

(1)	Includes $61.1 million and $61.8 million in fixed maturity securities and $5.0 million and $2.1 million in cash and cash equivalents in the DSCA sub-account Ongoing Business and $7.5 million and $9.4 million in cash and cash equivalents included in the DSCA sub-account Closed Block Business for the years ended December 31, 2003 and 2002, respectively.
(2)	Includes real estate to be disposed of of $0.0 million and $26.8 million at December 31, 2003 and 2002, respectively, and real estate held for investment of $174.1 million and $180.2 million at December 31, 2003 and 2002, respectively.

The following table illustrates the net investment yields based on average annual asset carrying values, excluding unrealized gains and losses in the fixed maturity asset category. Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings. Investment expenses include mortgage servicing fees and other miscellaneous fees.

Investment Yields by Asset Category(1)

	For the Years Ended December 31
	2003	2002	2001
Fixed maturity securities	6.5%	6.9%	7.3%
Equity securities	5.1	2.9	(10.8)
Mortgage loans on real estate	7.8	7.5	7.8
Policy loans	6.6	6.9	6.9
Real estate — held for investment	3.1	8.5	4.4
Real estate — to be disposed of(1)	(0.3)	2.5	4.2
Other invested assets	15.6	16.1	8.4
Cash and cash equivalents	1.3	2.1	4.4

Total investment yield before investment expenses	6.6	6.9	6.6
Investment expenses	(0.3)	(0.3)	(0.4)

Total investment yield after investment expenses	6.3%	6.6%	6.2%

(1)	For the years ended December 31, 2003 and 2002, income from real estate to be disposed of is classified as part of Discontinued Operations on the Company’s consolidated statement of income and comprehensive income.

The yield on general account invested assets (including net realized gains and losses on investments) was 6.7% for the year ended December 31, 2003 and 5.2% and 6.1% for the years ended December 31, 2002 and 2001, respectively.

Fixed Maturity Securities

Fixed maturity securities consist of publicly traded debt securities, privately placed debt and small amounts of redeemable preferred stock. They represented 68.9% of total invested assets at December 31, 2003 and 67.1% of total invested assets at December 31, 2002.

The Securities Valuation Office of the NAIC evaluates the fixed maturity investments of insurers for regulatory reporting purposes and assigns investments to one of six investment categories called “NAIC Designations”. The NAIC designations closely mirror the Nationally Recognized Statistical Rating Organizations’ (“NRSRO”) credit ratings for marketable bonds. NAIC Designations 1 and 2 include fixed maturity investments considered investment grade (“Baa” or higher by Moody’s, or “BBB” or higher by Standard & Poor’s) by the rating organizations. NAIC Designations 3 through 6 are referred to as below investment grade (“Ba” or lower by Moody’s, or “BB” or lower by Standard & Poor’s).

The following table presents the Company’s fixed maturity securities by NAIC Designation and the equivalent ratings of the NRSRO as of December 31, 2003 and 2002, as well as the percentage, based on fair value, that each designation comprises.

Total Fixed Maturity Securities by Credit Quality

		As of December 31, 2003			As of December 31, 2002
NAIC Rating	Rating Agency Equivalent	Amortized Cost	% of Total	Estimated Fair Value	Amortized Cost	% of Total	Estimated Fair Value
1	Aaa/Aa/A(1)	$4,744.8	58.3%	$4,981.4	$4,146.1	56.8%	$4,477.5
2	Baa	2,546.3	31.8	2,711.9	2,320.7	31.6	2,496.2
3	Ba	545.2	6.8	579.8	604.1	7.7	610.5
4	B	131.7	1.8	151.3	176.4	2.2	172.0
5	Caa and lower	50.0	0.7	59.8	48.8	0.6	47.4
6	In or near default	6.4	0.1	10.3	35.6	0.5	35.9

	Subtotal	8,024.4	99.5	8,494.5	7,331.7	99.4	7,839.5
	Redeemable preferred stock	37.0	0.5	41.2	47.0	0.6	50.5

	Total fixed maturity securities:	$8,061.4	100.0%	$8,535.7	$7,378.7	100.0%	$7,890.0

(1)	Amounts in 2003 and 2002 include fixed maturity securities of $58.3 million and $58.3 million, respectively, at amortized cost and $61.1 million and $61.8 million, respectively, at estimated fair value included in the DSCA sub-account Ongoing Business.

The Company utilizes its investments in privately placed fixed maturity securities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than are possible with comparable quality public market securities. The Company also uses these privately placed investments to enhance cash flow as a result of sinking fund payments. Generally, private placements provide the Company with broader access to management information, strengthened negotiated protective covenants, call protection features, and where applicable, a higher level of collateral. They are, however, generally not freely tradable because of restrictions imposed by federal and state securities laws and illiquid trading markets.

At December 31, 2003, the percentage, based on estimated fair value, of total public fixed maturity securities that were investment grade (NAIC Designation 1 or 2) was 95.1% compared to 93.8% at December 31, 2002. At December 31, 2003, the percentage, based on estimated fair value, of total private placement fixed maturity securities that were investment grade (NAIC Designation 1 or 2) was 81.9% compared to 84.5% at December 31, 2002.

Within its fixed maturity securities portfolio, the Company identifies “problem fixed maturity securities”, “potential problem fixed maturity securities” and “restructured fixed maturity securities”. See Note 4 to the MONY Holdings and Subsidiary Consolidated Financial Statements for a discussion of the criteria used in these identifications.

As of December 31, 2003, the fair value of the Company’s problem, potential problem and restructured fixed maturity securities was $240.4 million, $4.9 million and $0.0 million, respectively, which, in the aggregate, represented approximately 2.9% of total fixed maturity securities. As of December 31, 2002 the fair value of the Company’s problem, potential problem and restructured fixed maturity securities was $274.7 million, $8.5 million and $0.0 million, respectively, which, in the aggregate, represented approximately 1.3% of total fixed maturity securities.

The Company has a well-diversified portfolio of fixed maturity securities. At December 31, 2003, the portfolio of fixed maturity securities included 20.0% in consumer goods and services, 16.3% in government agency and the remaining 63.7% in other sectors, none of which exceeded 10.0% of total fixed maturity securities. At December 31, 2002, the portfolio of fixed maturity securities included 18.5% in consumer goods and services, 12.9% in asset and mortgage backed securities, 10.7% in other manufacturing and the remaining 57.9% in other sectors, none of which exceeded 10.0% of total fixed maturity securities.

At December 31, 2003, the Company’s largest unaffiliated single concentration of fixed maturity securities consisted of $965.7 million of carrying value of United States Treasury fixed maturity securities which represented approximately 7.8% of the Company’s total invested assets on that date. No other individual non-government issuer represented more than 1.0% of the Company’s invested assets.

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of December 31, 2003 and 2002 are as follows:

Fixed Maturity Securities by Contractual Maturity Dates

	As of December 31, 2003		As of December 31, 2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$265.7	$276.3	$498.9	$507.7
Due after one year through five years(1)	2,197.6	2,373.9	2,082.4	2,227.1
Due after five years through ten years	2,998.3	3,193.6	2,779.2	3,020.2
Due after ten years	1,644.0	1,699.1	1,052.0	1,121.1

Subtotal	7,105.6	7,542.9	6,412.5	6,876.1
Mortgage-backed and other asset-backed securities	955.8	992.8	966.2	1,013.9

Total	$8,061.4	$8,535.7	$7,378.7	$7,890.0

(1)	Amounts in 2003 and 2002 include fixed maturity securities of $58.3 million and $58.3 million, respectively, at amortized cost and $61.1 million and $61.8 million, respectively, at estimated fair value included in the DSCA sub-account Ongoing Business.

The Company held approximately $992.8 million and $1,013.9 million of mortgage-backed and asset-backed securities as of December 31, 2003 and 2002, respectively. Of these amounts, $399.4 million and $305.5 million, or 40.2% and 30.4%, respectively, represented agency-issued pass-through and collateralized mortgage obligations secured by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of the Company’s portfolio of mortgage-backed securities and the limited extent of the Companys’ holdings of more volatile types of mortgage-backed securities mitigate the Company’s exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At December 31, 2003 and 2002, 86.0% and 87.1%, respectively, of the Company’s mortgage-backed and asset-backed securities were assigned a NAIC Designation 1.

The following table presents the types of mortgage-backed securities (“MBS”), as well as other asset-backed securities, held by the Company as of the dates indicated.

Mortgage and Asset-backed Securities

	As of December 31,
	2003	2002
	($ in millions)
Collateralized mortgage obligations	$52.9	$273.9
Pass-through securities	366.7	135.6
Commercial mortgage-backed securities	155.1	159.1
Asset-backed securities	418.1	445.3

Total mortgage-backed securities and asset-backed securities	$992.8	$1,013.9

The Company purchased collateralized mortgage obligations (“CMOs”) to diversify the risk characteristics of its portfolio of invested assets primarily from credit risk to cash flow risk. The majority of the CMOs in the Company’s investment portfolio have relatively low cash flow variability. In addition, 77.1% of the CMOs in the portfolio have minimal credit risk because the underlying collateral is backed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. These CMOs offer greater liquidity and higher yields than corporate debt securities of similar credit quality and expected average lives.

The principal risks inherent in holding CMOs, as well as pass-through securities (securities generally representing pooled debt obligations repackaged as shares, that pass income from debtors through intermediaries such as investment banks, to investors), are prepayment and extension risks arising from changes in market interest rates. In declining interest rate environments, the mortgages underlying the CMOs are prepaid more rapidly than anticipated, causing early repayment of the CMOs. In rising interest rate environments, the underlying mortgages are prepaid at a slower rate than anticipated, causing CMO principal repayments to be extended. Although early CMO repayments may result in acceleration of income from recognition of any unamortized discount, the proceeds typically are reinvested at lower current yields, resulting in a net reduction of future investment income.

The Company manages this prepayment and extension risk by investing in CMO tranches that provide for greater stability of cash flows. The following table presents the mix of CMO tranches as of the dates indicated.

Collateralized Mortgage Obligations by Tranche

	As of December 31,
	2003	2002
	($ in millions)
Planned Amortization Class	$36.2	$169.8
Sequential	9.8	56.7
Target Amortization Class	0.6	9.1
Other	6.3	38.3

Total collateralized mortgage obligations	$52.9	$273.9

The Planned Amortization Class (“PAC”) tranche is structured to provide more certain cash flows to the investor and therefore is subject to less prepayment and extension risk than other CMO tranches. PACs derive their stability from two factors: (i) early repayments are applied first to other tranches to preserve the PACs’ originally scheduled cash flows as much as possible and (ii) cash flows applicable to other tranches are applied first to the PAC if the PAC’s actual cash flows are received later than originally anticipated.

The prepayment and extension risk associated with a Sequential tranche can vary as interest rates fluctuate, since this tranche is not supported by other tranches. The Target Amortization Class tranche has protection similar to PAC in decreasing interest rate environments, but has minimal protection in increasing rate environments.

The majority of the securities contained in the Company’s CMO portfolio are traded in the open market. The Company obtains market prices for these securities from outside vendors. Any security price that the Company does not receive from such vendors, the Company obtains from the originating broker or internally calculate.

Asset-backed securities (“ABS”) are purchased both to diversify the overall credit risks of the fixed maturity portfolio and to provide attractive returns. The ABS portfolio is diversified both by type of asset and by issuer. No one issuer represents more than 2.8% of the ABS portfolio. The largest exposure in the ABS portfolio is to credit card receivables. These securities are comprised of pools of both general purpose credit card receivables, such as Visa and Mastercard, and private label credit card receivable pools. Excluding the exposures to home equity loans (which represented 8.9% of the Company’s ABS portfolio as of December 31, 2003 and 9.4% as of December 31, 2002), the Company believes the ABS portfolio is in general insensitive to changes in interest rates.

Mortgage Loans

Mortgage loans, consisting of commercial, agricultural and residential loans, comprised 14.4% and 16.0% of the Company’s total invested assets at December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, commercial mortgage loans comprised $1,434.7 million and $1,570.5 million, or 80.5% and 83.7%, of the Company’s total mortgage loan investments, respectively. Agricultural loans comprised $347.4 million and $306.2 million, or 19.5% and 16.3% of the Company’s total mortgage loans, and residential mortgages comprised $0.3 million and $0.7 million, representing less than 1% of the Company’s total mortgage loan investments at the dates indicated.

Commercial Mortgage Loans

The underlying properties supporting the commercial mortgage loans at December 31, 2003 and 2002, respectively, consisted of 57.2% and 56.0% in office buildings, 11.4% and 12.0% in industrial buildings, 8.9% and 8.6% in hotels, and 22.5% and 23.4% in other categories, none of which exceeded 10.0% of total commercial mortgage loans.

Below is a summary of the changes in the Company’s commercial mortgage portfolio for the years ended December 31, 2003, 2002 and 2001, respectively.

Commercial Mortgage Loan Asset Flows

	As of and for the Years Ended December 31,
	2003	2002	2001
	($ in millions)
Beginning balance	$1,570.5	$1,507.8	$1,443.3
Plus: New loan originations and purchases	323.9	287.2	350.2
Other additions/valuation allowances	26.6	9.2	7.6
Less: Scheduled principal payments	121.3	109.8	113.1
Prepayments	257.6	81.9	95.0
Mortgages foreclosed, sales and other	107.4	42.0	85.2

Ending balance	$1,434.7	$1,570.5	$1,507.8

The largest amount loaned on any single property at December 31, 2003 and 2002 was $49.0 million and $49.5 million, respectively, and represented less than 0.4% and 0.5% of the Company’s general account invested assets, respectively. At these dates, amounts loaned on 20 properties were $17.4 million or greater, representing in the aggregate 37.1% and 36.8%, respectively, of the total carrying value of the Company’s commercial mortgage loan portfolio. Total mortgage loans to the five largest borrowers accounted in the aggregate for approximately 15.4% and 18.3% of the total carrying value of the Company’s commercial mortgage loan portfolio at December 31, 2003 and 2002, respectively, and less than 1.8% and 2.5%, respectively, of the Company’s total invested assets at these dates. All of these loans are performing. The Company’s commercial mortgage loan portfolio is managed by a group of experienced real estate professionals. These professionals monitor the performance of the loan collateral, physically inspect properties, collect financial information from borrowers and keep in close contact with borrowers and the local broker communities to assess the market conditions and evaluate the impact of those conditions on property cash flows. The Company’s real estate professionals identify problem and potential problem mortgage assets and develop workout strategies to deal with borrowers’ financial weakness, whether by foreclosing on properties to prevent a deterioration in collateral value, or by restructuring mortgages with temporary cash flow difficulties.

Of the $142.3 million and $102.9 million in maturing loans during the years ended December 31, 2003 and 2002, no loans were refinanced or restructured, 79.7% and 71.5%, respectively, were paid off and 0.0% and 10.7%, respectively, were foreclosed. Of the $1,434.7 million of outstanding commercial mortgage loans at December 31, 2003, $187.4 million, $74.1 million and $202.3 million are scheduled to mature in 2004, 2005 and 2006, respectively.

Problem, Potential Problem and Restructured Commercial Mortgages

Commercial mortgage loans are stated at their unpaid principal balances, net of valuation allowances and writedowns for impairment. The Company provides valuation allowances for commercial mortgage loans considered to be impaired. The Company considers mortgage loans to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, the Company establishes a valuation allowance for loss for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on the fair value of the collateral. The provision for loss is reported as a realized loss on investment.

The Company reviews its mortgage loan portfolio and analyzes the need for a valuation allowance for any loan which is delinquent for 60 days or more, in process of foreclosure, restructured, on “watchlist,” or which currently has a valuation allowance. The Company categorizes loans that are delinquent and loans in process of foreclosure as “problem” loans. The Company categorizes loans with valuation allowances, but which are not currently delinquent, and loans that are on watchlist as “potential problem” loans. The Company categorizes loans for which the original terms of the mortgages have been modified or for which interest or principal payments have been deferred as “restructured” loans.

The carrying value of the Company’s commercial mortgage loans at December 31, 2003 was $1,434.7 million, which is net of valuation allowances aggregating $19.9 million. The valuation allowance represents the Company’s best estimate of impairments at that date. However, there can be no assurance that increases in valuation allowances will not be necessary. Any increases may have a material adverse effect on the Company’s financial position and results of operations.

At December 31, 2003, the carrying value of the Company’s problem, potential problem and restructured loans was $0.0 million, $18.1 million and $5.7 million, respectively, net of valuation allowances of $0.0 million, $0.8 million and $2.1 million, respectively. Valuation allowances include impairment writedowns recorded prior to the adoption of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, of $2.1 million at December 31, 2003 and 2002.

As of December 31, 2003 and 2002, there were no problem commercial mortgage loans.

At December 31, 2003 and 2002, the underlying properties supporting potential problem commercial mortgages consisted of 50.1% and 89.8% in office properties and 0.0% and 10.2% in apartment and retail properties respectively. At December 31, 2003, and 2002, the underlying properties supporting restructured commercial mortgage loans consisted entirely of office buildings. The potential problem and restructured commercial mortgages at December 31, 2003 and 2002 were primarily concentrated in the District of Columbia and Texas.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other mortgage loans based on the Company’s historical loss experience for those investments. As of December 31, 2003 and 2002, these reserves were $17.2 million and $17.6 million, respectively.

Gross interest income on the Company’s restructured commercial mortgage loan balances that would have been recorded in accordance with the loans’ original terms was approximately $0.7 million for the year ended December 31, 2003 and $3.1 million for the year ended December 31, 2002. Actual gross interest income recorded on these loans for the years ended December 31, 2003 and 2002 was $0.5 million and $0.5 million, respectively.

Agricultural Mortgage Loans

The carrying value of the Company’s agricultural mortgage loans was $347.4 million and $306.2 million at December 31, 2003 and 2002, respectively, representing 19.5% and 17.6% of the Company’s total mortgage assets and 2.8% and 2.6% of the Company’s general account invested assets at these dates, respectively. The agricultural mortgage portfolio is diversified both geographically and by type of product. The security for these loans includes row crops, permanent plantings, dairies, ranches and timber tracts. Due to what the Company believes are strong agricultural markets and advantageous yields, the Company expects to continue to invest in agricultural mortgage investments. Less than 2.7% and 4.2% of the Company’s total agricultural loans outstanding at December 31, 2003 and 2002, respectively, were delinquent or in process of foreclosure. The states with the highest concentration of agricultural mortgages at December 31, 2003 were California (15.8%), Washington (11.9%) and Idaho (9.1%). No other state had a concentration of more than 9.0%. The states with the highest concentration of agricultural mortgages at December 31, 2002 were California (15.6%), Washington (13.5%) and Idaho (11.4%). No other state had a concentration of more than 10.0%.

The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as the Company does for commercial mortgages. The Company’s total problem, potential problem and restructured agricultural mortgages as of December 31, 2003 and 2002 were $17.4 million and $17.3 million, respectively.

The Company has, from time to time, pooled certain of the Company’s agricultural mortgage loans and sold beneficial interests in each of the individual agricultural mortgage loans in such pools (referred to as “participation interests”) to third parties. Under these arrangements, the Company retains a specified equity interest in the loans in the pools and sell the remaining participation interest. The Company is responsible for servicing the individual agricultural mortgage loans in each pool, for which the Company receives a servicing fee from the third party participants. As of December 31, 2003, the aggregate amount of agricultural mortgage loans in the pools that the Company services was approximately $272.9 million.

Other Invested Assets

The following table sets forth the components of other invested assets, including real estate to be disposed of and real estate held for investment, as at December 31, 2003 and 2002.

Other Invested Assets

	As of December 31,
	2003	2002
	($ in millions)
Mezzanine real estate loans	$26.4	$20.4
Real estate partnership equities	41.0	36.2
Receivables	9.7	11.8
Real estate to be disposed of	—	26.8
Real estate held for investment	174.1	180.2
Other	22.4	28.9

Total other invested assets	$273.6	$304.3

Equity Securities

The Company’s equity securities are comprised of investments in common stocks and limited partnership interests of investment partnerships. The following table presents the carrying values of the Company’s equity securities at the dates indicated.

Investments in Equity Securities

	As of December 31,
	2003	2002
	($ in millions)
Common stocks	$74.1	$61.5
Limited partnership interests	177.6	186.2

Total	$251.7	$247.7

Common Stocks

The Company’s investments in common stocks are classified as available-for-sale and are reported at estimated fair value. Unrealized gains and losses on the Company’s common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized. Substantially all the common stocks owned by the Company are publicly traded on national securities exchanges. The Company’s investments in common stocks represented $74.1 million, or 0.6%, and $61.5 million, or 0.5%, of invested assets at December 31, 2003 and 2002, respectively. Proceeds on the sale of equity securities totaled $16.9 million, $16.5 million and $31.0 million, which resulted in net realized gains/(losses) of $4.5 million, $(0.1) million and $(6.4) million for the years ended December 31, 2003, 2002 and 2001, respectively.

Limited partnership interests

The Company’s investments in limited partnership interests were $177.6 million and $186.2 million at December 31, 2003 and 2002, respectively. In accordance with GAAP, investment partnerships report their investments at fair value and changes in the fair value of such investments are reflected in the income of such partnerships. Accordingly, a significant portion of the income reported by the Company from partnerships accounted for under the equity method results from unrealized appreciation or depreciation in the fair value of the investments of the partnerships. See “Quantitative and Qualitative Disclosures about Market Risk — Equity Price Risk.”

The limited partnerships in which the Company has invested are investment partnerships which invest in the equity of private companies (generally in the form of common stock). These partnerships will generally hold such equity until the underlying company issues its securities to the public through an initial public offering. At that time or thereafter, at the general partners’ discretion, the partnership will generally distribute the underlying common stock to its partners. Accordingly, certain of the common stocks owned by the Company at December 31, 2003 and 2002 were acquired through distributions from the Company’s investments in limited partnership interests. However, it has been the Company’s practice to sell such positions shortly after such distributions.

At December 31, 2003 and 2002, the industry sectors underlying the investments in equity limited partnerships comprised 49.7% and 52.5% in information technology, 22.0% and 26.9% in domestic and international leveraged buyouts (“LBO”), and 28.3% and 20.6% in other industry sectors, none of which exceeded 9.3% of total equity limited partnerships, respectively.

The following table sets forth the carrying value of the Company’s investments in limited partnership interests sorted by the basis upon which the Company accounts for such investments (see Note 4 to the MONY Holdings and Subsidiary Consolidated Financial Statements), as well as the amount of such investments attributable to the partnerships’ ownership of public and private common stock at December 31, 2003 and 2002:

	Carrying Value at December 31,
	2003	2002
	($ in millions)
Equity Method
Public common stock	$14.1	$27.7
Private common stock	66.5	64.3

Subtotal	80.6	92.0

Fair Value Method
Public common stock	17.1	15.2
Private common stock	79.9	79.0

Subtotal	97.0	94.2

Total	$177.6	$186.2

At December 31, 2003 and 2002, the Company had investments in 53 and 54 different limited partnerships which represented 1.4% and 1.6%, respectively, of the Company’s general account invested assets. Investment results for the portfolio are dependent upon, among other things, general market conditions for initial and secondary offerings of common stock. For the years ended December 31, 2003, 2002, and 2001, investment income from investments in limited partnership interests (which is comprised primarily of the Company’s pro rata share of income reported by partnerships accounted for under the equity method and income recognized upon distribution for partnership investments accounted for under the fair value method (see Note 4 to the MONY Holdings and Subsidiary Consolidated Financial Statements) was approximately $12.3 million, $6.5 million and $(35.4) million, respectively, representing 1.7%, 0.9% and (5.2)%, respectively, of the net investment income for such periods. For the same periods, the Company achieved total returns on its investments in limited partnership interests of 6.7%, (15.1)% and (16.2)%, respectively. There can be no assurance that the recent level of investment returns achieved on limited partnership investments can be sustained in the future, and the failure to do so could have a material adverse effect on the Company’s financial position and results of operations.

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

The following table presents certain information with respect to realized investment losses from “other than temporary impairment” charges for the years ended December 31, 2003 and 2002. These impairment charges were determined based on the Company’s assessment of the factors referred to above, as they pertain to the individual securities determined to be other than temporarily impaired. Excluded are amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

	Years Ended December 31,
	2003	2002
	($ in millions)
Realized investment losses from other than temporary impairment charges:
Fixed maturity securities	$30.0	$115.5
Number of positions	24	69
Common stocks	$0.5	$12.2
Number of positions	4	16

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

At December 31, 2003, the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $5,476.3 million and $3,061.2 million, respectively, and the carrying value of the Company’s common stock portfolio was $79.7 million. At December 31, 2002, the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $4,716.9 million and $3,173.1 million, respectively, and the carrying value of the Company’s common stock portfolio was $62.8 million.

At December 31, 2003, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $43.9 million, of which $31.4 million and $12.5 million related to public and private fixed maturity securities, respectively, and gross unrealized losses on the Company’s portfolio of common stocks were $0.9 million. At December 31, 2002, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $43.2 million, of which $22.4 million and $20.8 million related to public and private fixed maturity securities, respectively, and gross unrealized losses on the Company’s portfolio of common stocks were $2.3 million.

In determining that the securities giving rise to the aforementioned unrealized losses were not “other than temporarily impaired”, the Company evaluated the factors cited above, which it considers when assessing whether a security is other than temporarily impaired. In making these evaluations, the Company must exercise considerable judgment. Accordingly, there can be no assurance that actual results will not differ from the Company’s judgments and that such differences may require the future recognition of “other than temporary impairment charges” that could have a material affect on its financial position and results of operations. In addition, the value of, and the realization of any loss on, a fixed maturity security or common stock is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by the Company may be affected by the relative concentration of its investments in any one issuer or industry. The Company has established specific policies limiting the concentration of its investments in any single issuer and industry and believes its investment portfolio is prudently diversified. At December 31, 2003 and 2002, no single issuer constituted more than $1.8 million and $5.0 million of the company’s gross unrealized losses, respectively. See “Summary of Investments — Fixed Maturity Securities — Total Fixed Maturity Securities by Credit Quality” for information regarding the ratings by NRSRO of securities comprising the Company’s fixed maturity security portfolio. Also, see “Summary of Investments — Fixed Maturity Securities — Total Fixed Maturity Securities by Credit Quality” for information concerning the industry concentration of the Company’s fixed maturity securities.

The following tables present certain information by type of investment with respect to the Company’s gross unrealized losses on fixed maturity securities outside of the Closed Block, in the Closed Block, and in total, at December 31, 2003 and 2002, including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses, information as to the amount of time securities have been in an unrealized loss position, and the respective credit quality of such securities. Management segregated the information in the following tables between that applicable to the Closed Block and that applicable to outside the Closed Block because, other than a difference in classification within the Company’s income statement, management believes it is unlikely that there could be any impact to the net income reported by the Company for any period presented due to the sufficiency of the deferred dividend liability in the Closed Block as of the end of all periods presented. See Note 3 to the MONY Holdings and Subsidiary Consolidated Financial Statements. Excluded are amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2003 Outside the Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	69	35	2	5	5	116	18	10	—	—	—	28	144
Total Market Value	462.0	197.2	13.4	31.8	1.2	705.6	2.9	10.1	—	—	—	13.0	718.6
Total Amortized Cost	468.4	204.3	13.5	33.5	1.4	721.1	3.1	10.4	—	—	—	13.5	734.6
Gross Unrealized loss	(6.4)	(7.1)	(0.1)	(1.7)	(0.2)	(15.5)	(0.2)	(0.3)	—	—	—	(0.5)	(16.0)
Private Fixed Maturity Securities:
Number of positions	9	5	3	1	—	18	3	1	—	—	—	4	22
Total Market Value	75.4	33.7	4.8	8.9	—	122.8	8.4	9.4	—	—	—	17.8	140.6
Total Amortized Cost	76.9	36.0	5.0	9.0	—	126.9	8.5	10.9	—	—	—	19.4	146.3
Gross Unrealized loss	(1.5)	(2.3)	(0.2)	(0.1)	—	(4.1)	(0.1)	(1.5)	—	—	—	(1.6)	(5.7)
Total Fixed Maturity Securities:
Number of positions	78	40	5	6	5	134	21	11	—	—	—	32	166
Total Market Value	537.4	230.9	18.2	40.7	1.2	828.4	11.3	19.5	—	—	—	30.8	859.2
Total Amortized Cost	545.3	240.3	18.5	42.5	1.4	848.0	11.6	21.3	—	—	—	32.9	880.9
Gross Unrealized loss	(7.9)	(9.4)	(0.3)	(1.8)	(0.2)	(19.6)	(0.3)	(1.8)	—	—	—	(2.1)	(21.7)

Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2003

Closed Block By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	47	24	1	—	—	72	—	—	—	—	—	—	72
Total Market Value	438.9	200.3	5.0	—	—	644.2	—	—	—	—	—	—	644.2
Total Amortized Cost	447.3	207.3	5.0	—	—	659.6	—	—	—	—	—	—	659.6
Gross Unrealized loss	(8.4)	(7.0)	—	—	—	(15.4)	—	—	—	—	—	—	(15.4)
Private Fixed Maturity Securities:
Number of positions	16	—	1	—	1	18	—	—	—	—	—	—	18
Total Market Value	187.0	—	4.3	—	15.0	206.3	—	—	—	—	—	—	206.3
Total Amortized Cost	193.5	—	4.5	—	15.1	213.1	—	—	—	—	—	—	213.1
Gross Unrealized loss	(6.5)	—	(0.2)	—	(0.1)	(6.8)	—	—	—	—	—	—	(6.8)
Total Fixed Maturity Securities:
Number of positions	63	24	2	—	1	90	—	—	—	—	—	—	90
Total Market Value	625.9	200.3	9.3	—	15.0	850.5	—	—	—	—	—	—	850.5
Total Amortized Cost	640.8	207.3	9.5	—	15.1	872.7	—	—	—	—	—	—	872.7
Gross Unrealized loss	(14.9)	(7.0)	(0.2)	—	(0.1)	(22.2)	—	—	—	—	—	—	(22.2)

Total Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2003

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	116	59	3	5	5	188	18	10	—	—	—	28	216
Total Market Value	900.9	397.5	18.4	31.8	1.2	1,349.8	2.9	10.3	—	—	—	13.2	1,363.0
Total Amortized Cost	915.7	411.6	18.5	33.5	1.4	1,380.7	3.1	10.6	—	—	—	13.7	1,394.4
Gross Unrealized loss	(14.8)	(14.1)	(0.1)	(1.7)	(0.2)	(30.9)	(0.2)	(0.3)	—	—	—	(0.5)	(31.4)
Private Fixed Maturity Securities:
Number of positions	25	5	4	1	1	36	3	1	—	—	—	4	40
Total Market Value	262.4	33.7	9.1	8.9	15.0	329.1	8.4	9.4	—	—	—	17.8	346.9
Total Amortized Cost	270.4	36.0	9.5	9.0	15.1	340.0	8.5	10.9	—	—	—	19.4	359.4
Gross Unrealized loss	(8.0)	(2.3)	(0.4)	(0.1)	(0.1)	(10.9)	(0.1)	(1.5)	—	—	—	(1.6)	(12.5)
Total Fixed Maturity Securities:
Number of positions	141	64	7	6	6	224	21	11	—	—	—	32	256
Total Market Value	1,163.3	431.2	27.5	40.7	16.2	1,678.9	11.3	19.7	—	—	—	31.0	1,709.9
Total Amortized Cost	1,186.1	447.6	28.0	42.5	16.5	1,720.7	11.6	21.5	—	—	—	33.1	1,753.8
Gross Unrealized loss	(22.8)	(16.4)	(0.5)	(1.8)	(0.3)	(41.8)	(0.3)	(1.8)	—	—	—	(2.1)	(43.9)

As indicated in the above tables, there were 19 investment grade fixed maturity security positions that have been in an unrealized loss position for more than 12 months as of December 31, 2003. The aggregate gross pre-tax unrealized loss relating to these positions was $2.6 million ($1.7 million after-tax) as of such date. Of these positions: (i) eight comprising approximately $1.8 million ($1.2 million after-tax) of the aforementioned aggregate unrealized loss, were not considered “other than temporarily impaired” principally because of the issuer’s financial strength as indicated by the fact that all such securities were rated “A” or better, (ii) eight comprising approximately $0.8 million ($0.5 million after-tax) of the aforementioned unrealized loss were not considered “other than temporarily impaired” because management is of the opinion that the unrealized loss position was primarily attributable to temporary market conditions affecting the related industry sectors, as well as the fact that management’s analysis of the issuer’s financial strength supported the conclusion that the security was not “other than temporarily impaired,” and (iii) three positions with negligible unrealized losses were U.S. Government securities.

The following table presents certain information by type of investments with respect to the Company’s gross unrealized losses on common stock investments at December 31, 2003 including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses and information as to the amount of time securities have been in an unrealized loss position.

	0-6 Months	>6-12 Months	>12 Months	Total
	($ in millions)
Common Stock
Number of positions	10	3	—	13
Total Market Value	9.7	0.9	—	10.6
Total Amortized Cost	10.5	1.0	—	11.5
Gross Unrealized loss	(0.8)	(0.1)	—	(0.9)

Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002 Outside the Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	24	9	2	—	5	40	14	1	—	—	—	15	55
Total Market Value	117.4	17.1	0.5	—	1.4	136.4	49.4	0.1	—	—	—	49.5	185.9
Total Amortized Cost	126.1	17.3	0.5	—	1.7	145.6	52.5	0.1	—	—	—	52.6	198.2
Gross Unrealized loss	(8.7)	(0.2)	—	—	(0.3)	(9.2)	(3.1)	—	—	—	—	(3.1)	(12.3)
Private Fixed Maturity Securities:
Number of positions	12	—	1	—	—	13	11	1	—	—	—	12	25
Total Market Value	63.5	—	8.8	—	—	72.3	45.2	1.0	—	—	—	46.2	118.5
Total Amortized Cost	68.5	—	9.0	—	—	77.5	51.4	1.3	—	—	—	52.7	130.2
Gross Unrealized loss	(5.0)	—	(0.2)	—	—	(5.2)	(6.2)	(0.3)	—	—	—	(6.5)	(11.7)
Total Fixed Maturity Securities:
Number of positions	36	9	3	—	5	53	25	2	—	—	—	27	80
Total Market Value	180.9	17.1	9.3	—	1.4	208.7	94.6	1.1	—	—	—	95.7	304.4
Total Amortized Cost	194.6	17.3	9.5	—	1.7	223.1	103.9	1.4	—	—	—	105.3	328.4
Gross Unrealized loss	(13.7)	(0.2)	(0.2)	—	(0.3)	(14.4)	(9.3)	(0.3)	—	—	—	(9.6)	(24.0)

Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002

Closed Block By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	9	5	3	—	1	18	5	2	—	—	—	7	25
Total Market Value	48.0	9.5	17.0	—	9.3	83.8	29.0	15.0	—	—	—	44.0	127.8
Total Amortized Cost	50.2	10.5	18.5	—	10.0	89.2	33.2	15.5	—	—	—	48.7	137.9
Gross Unrealized loss	(2.2)	(1.0)	(1.5)	—	(0.7)	(5.4)	(4.2)	(0.5)	—	—	—	(4.7)	(10.1)
Private Fixed Maturity Securities:
Number of positions	3	—	—	—	1	4	13	3	—	—	—	16	20
Total Market Value	21.8	—	—	—	15.0	36.8	31.5	23.0	—	—	—	54.5	91.3
Total Amortized Cost	22.5	—	—	—	15.2	37.7	33.3	29.4	—	—	—	62.7	100.4
Gross Unrealized loss	(0.7)	—	—	—	(0.2)	(0.9)	(1.8)	(6.4)	—	—	—	(8.2)	(9.1)
Total Fixed Maturity Securities:
Number of positions	12	5	3	—	2	22	18	5	—	—	—	23	45
Total Market Value	69.8	9.5	17.0	—	24.3	120.6	60.5	38.0	—	—	—	98.5	219.1
Total Amortized Cost	72.7	10.5	18.5	—	25.2	126.9	66.5	44.9	—	—	—	111.4	238.3
Gross Unrealized loss	(2.9)	(1.0)	(1.5)	—	(0.9)	(6.3)	(6.0)	(6.9)	—	—	—	(12.9)	(19.2)

Total Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	33	14	5	—	6	58	19	3	—	—	—	22	80
Total Market Value	165.4	26.6	17.5	—	10.7	220.2	78.4	15.1	—	—	—	93.5	313.7
Total Amortized Cost	176.3	27.8	19.0	—	11.7	234.8	85.7	15.6	—	—	—	101.3	336.1
Gross Unrealized loss	(10.9)	(1.2)	(1.5)	—	(1.0)	(14.6)	(7.3)	(0.5)	—	—	—	(7.8)	(22.4)
Private Fixed Maturity Securities:
Number of positions	15	—	1	—	1	17	24	4	—	—	—	28	45
Total Market Value	85.3	—	8.8	—	15.0	109.1	76.7	24.0	—	—	—	100.7	209.8
Total Amortized Cost	91.0	—	9.0	—	15.2	115.2	84.7	30.7	—	—	—	115.4	230.6
Gross Unrealized loss	(5.7)	—	(0.2)	—	(0.2)	(6.1)	(8.0)	(6.7)	—	—	—	(14.7)	(20.8)
Total Fixed Maturity Securities:
Number of positions	48	14	6	—	7	75	43	7	—	—	—	50	125
Total Market Value	250.7	26.6	26.3	—	25.7	329.3	155.1	39.1	—	—	—	194.2	523.5
Total Amortized Cost	267.3	27.8	28.0	—	26.9	350.0	170.4	46.3	—	—	—	216.7	566.7
Gross Unrealized loss	(16.6)	(1.2)	(1.7)	—	(1.2)	(20.7)	(15.3)	(7.2)	—	—	—	(22.5)	(43.2)

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

	0-6 Months	>6-12 Months	>12 Months	Total
	($ in millions)
Common Stock
Number of positions	20	21	—	41
Total Market Value	4.8	7.1	—	11.9
Total Amortized Cost	5.5	8.7	—	14.2
Gross Unrealized loss	(0.7)	(1.6)	—	(2.3)

The following tables present certain information by type of investment with respect to securities sold which resulted in a loss for the year ended December 31, 2003 and the year ended December 31, 2002, including: (i) the number of positions sold that comprise the aggregate gross realized loss for the period; (ii) the aggregate fair value of such securities at the date of their sale, (iii) the aggregate carrying value of such securities at the date of sale; (iv) the aggregate gross amount of the realized loss recorded from the sale of such securities during the period;, and (v) the gross realized losses reported for each period sorted in descending order by percentage of sales price to carrying value at date of sale. Excludes amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

	For the Years Ended December 31,
	2003	2002
	($ in millions)
Fixed Maturity Securities:
Number of positions	54	64
Fair value at date of sale	$19.5	$18.0
Carrying value at date of sale	$19.9	$22.9
Gross realized losses	$(0.4)	$(4.9)
Gross realized losses by the % of sales price to carrying value:
• 100 to 95 percent	$(0.2)	$(0.1)
• <95 to 90	$(0.1)	$(0.1)
• <90	$(0.1)	$(4.7)
Common Stock Securities:
Number of positions	30	27
Fair value at date of sale	$6.5	$4.7
Carrying value at date of sale	$7.0	$7.3
Gross realized losses	$(0.5)	$(2.6)

With respect to fixed maturity securities sold which resulted in a loss for the year ended December 31, 2003 and the year ended December 31, 2002, the following table presents certain information as to the amount of time such securities have been in an unrealized loss position. The information in this table is sorted by % of sales price to carrying value.

	For the Year Ended December 31, 2003
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position and by % of the securities’ sales price to carrying value:
• 100 to 95 percent	30	—	—	30
• <95 to 90	12	—	—	12
• <90	12	—	—	12

	For the Year Ended December 31, 2002
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position and by % of the securities’ sales price to carrying value:
• 100 to 95 percent	12	3	2	17
• <95 to 90	8	1	2	11
• <90	16	3	17	36

Based on management’s analysis of the underlying issuers’ fundamentals, management concluded that, with few exceptions, losses incurred on sales of fixed maturity securities at or above prices of 90% of carrying value are not attributable to the creditworthiness of the issuer. In certain instances losses incurred on sales of fixed maturity securities at or above prices of 90% of carrying value were at least in part due to the creditworthiness of the issuer. Management made sales of securities at or above prices of 90% of carrying value in response to portfolio management decisions made in the period of sale, and such sales were not previously contemplated in prior periods. For the year ended December 31, 2003 and the year ended December 31, 2002 the Company incurred losses on sales of fixed maturity securities at prices below 90% of carrying value aggregating $0.1 million and $4.7 million, respectively. For all sales of securities at prices less than 90% of carrying value management’s evaluation of the underlying issuers’ fundamentals up to the period of sale concluded that both the principal and interest would be collected as scheduled. In the period in which management changed its view as to the likelihood that the Company would collect the scheduled principal and interest the Company either recognized an “other than temporary impairment” or sold the securities.

Of the loss recorded for the year ended December 31, 2003 on sales of fixed maturity securities sold at prices below 90%, all securities were in an unrealized loss position less than six months.

Of the loss recorded for the year ended December 31, 2002 on sales of fixed maturity securities sold at prices below 90%, $3.4 million resulted from sales of 16 securities that were in an unrealized loss position less than six months, $0.5 million resulted from sales of three securities that were in an unrealized loss position between 6-12 months, and $0.8 million resulted from sales of 17 securities that were in an unrealized loss position for more than 12 months.

With respect to common stock investments sold which resulted in a loss for the years ended December 31, 2003 and 2002, the following table presents certain information as to the amount of time such common stock investments have been in an unrealized loss position. The following table excludes amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

	For the Year Ended December 31, 2003
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position	9	—	—	9

	For the Year Ended December 31, 2002
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position	10	17	—	27

All sales of common stocks at losses during 2003 and 2002 were made to offset gains from sales of common stock in order to minimize the Company’s tax liability and were in keeping with management’s decision to reduce the Company’s exposure to common stock investments. Specific common stocks sold at losses were not identified as of periods prior to their sale. Decisions on specific securities to be sold at losses were made during the periods in which they were sold after consideration of the amount of common stock gains realized during the period. The table above presents the amount of other than temporary impairment charges taken during the years ended December 31, 2003 and 2002. Based on management’s analysis of the factors discussed herein management concluded that all other common stock positions during the aforementioned periods were not “other than temporarily impaired”.

Investment Impairments and Valuation Allowances

All of the Company’s fixed maturity and equity investments are classified as available-for-sale or trading and, accordingly, are marked to market. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of accumulated other comprehensive income, and unrealized gains and losses on trading securities are reported in the results of operations. Investments whose value the Company deems to be other than temporarily impaired are written down to fair value. The Company records the writedowns as realized losses and includes them in earnings. The cost basis of these investments is adjusted to fair value. The new cost basis is not changed for subsequent recoveries in value. For the years ended December 31, 2003, 2002 and 2001, such writedowns aggregated $30.0 million, $115.5 million and $31.2 million, respectively.

Commercial mortgage loans are stated at their unpaid principal balances, net of valuation allowances for impairment. The Company provides valuation allowances for commercial mortgage loans when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Increases in such valuation allowances are recorded as realized investment losses and reflected in the Company’s results of operations. For the years ended December 31, 2003, 2002 and 2001, increases (decreases) in valuation allowances related to mortgage loans aggregated $11.7 million, $1.4 million and $(3.8) million, respectively. The carrying value of commercial mortgage loans at December 31, 2003 was $1,782.4 million, which amount is net of $20.0 million representing management’s best estimate of cumulative impairment losses at such date. However, there can be no assurance that additional provisions for impairment adjustments with respect to the commercial mortgage loans will not need to be made. Any such adjustments may have a material adverse effect on the Company’s financial position and results of operations.

The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and, accordingly, are reflected in the Company’s results of operations. These properties have cumulative impairments of $27.4 million.

The Group Pension Transaction with AEGON USA, Inc.

On December 31, 1993 (the “Group Pension Transaction Date”), the Company entered into an agreement (the “Agreement”) with AEGON USA, Inc. (“AEGON”) under which the Company transferred a substantial portion of its group pension business (hereafter referred to as the “Group Pension Transaction”), including its full service group pension contracts, consisting primarily of tax-deferred annuity, 401(k) and managed funds lines of business, to AEGON’s wholly-owned subsidiary, AUSA Life Insurance Company, Inc. (“AUSA”). The Company also transferred to AUSA the corporate infrastructure supporting the group pension business, including data processing systems, facilities and regional offices. AUSA was newly formed by AEGON solely for the purpose of facilitating this transaction. In connection with the transaction, the Company and AEGON entered into certain service agreements. These agreements, among other things, provided that the Company would continue to manage the transferred assets, and that AUSA would continue to provide certain administrative services to the Company’s remaining group pension contracts not included in the transfer.

Pursuant to the Agreement, the Company agreed to make a $200 million capital investment in AEGON by purchasing $150 million face amount of Series A Notes and $50 million face amount of Series B Notes (hereinafter referred to as the “Notes”). The Series A Notes pay interest at 6.44% per annum and the Series B Notes pay interest at 6.24% per annum. The Series B Notes matured on December 31, 2002 and the Series A Notes matured on April 7, 2003. The Company’s investment in the Series A Notes was intended to provide AEGON with the funding necessary to capitalize AUSA.

In accordance with GAAP, the transaction did not constitute a sale because the Company retained substantially all the risks and rewards associated with the existing deposits on the transferred business (the “Existing Deposits”). Accordingly, the Company reflected the transferred assets and liabilities on its balance sheet under separate captions entitled “Assets transferred in Group Pension Transaction” and “Liabilities transferred in Group Pension Transaction” until the expiration of the agreement, December 31, 2002. In addition, the Company reported in its GAAP earnings the profits from the Existing Deposits as discussed below.

Pursuant to the Agreement, which expired on December 31, 2002, the Company received from AUSA: (i) payments on an annual basis through December 31, 2002 (the “Group Pension Payments”) equal to all of the earnings from the Existing Deposits, (ii) a final payment (the “Final Value Payment”) at December 31, 2002 based on the remaining fair value of the Existing Deposits, and (iii) a contingent payment (the “New Business Growth Payment”) at December 31, 2002 based on new business growth subsequent to the Transaction Date.

With respect to the Group Pension Payments, the annual results from the Existing Deposits were measured on a basis in accordance with the Agreement (such basis hereafter referred to as the “Earnings Formula”) which was substantially the same as GAAP, except that: (i) asset impairments on fixed maturity securities were only recognized when such securities were designated with an NAIC rating of “6”, and (ii) no impairment losses were recognized on mortgage loans until such loans were disposed of, or at the time and in the calculation, of the Final Value Payment. All mortgage loans had been disposed of prior to the calculation of the Final Payment.

Earnings which emerged from the Existing Deposits pursuant to the application of the Earnings Formula were recorded in the Company’s financial statements only after adjustments (primarily to recognize asset impairments in accordance with SFAS Nos. 114 and 115) to reflect such earnings on a basis entirely in accordance with GAAP (such earnings hereafter referred to as the “Group Pension Profits”). Losses which arose from the application of the Earnings Formula for any annual period were reflected in the Company’s results of operations (after adjustments to reflect such losses in accordance with GAAP) only up to the amount for which the Company was at risk (as described below), which at any time was equal to the then outstanding principal amount of the Series A Notes.

Operating losses reported in any annual period pursuant to the Earnings Formula were carried forward to reduce any earnings in subsequent years reported pursuant to the Earnings Formula. Any resultant deficit remaining at December 31, 2002 would be deducted from the Final Value Payment and New Business Growth Payment, if any, due to the Company. If a deficit still remained, it would be applied (as provided for in the Agreement) as an offset against the principal payment due to the Company upon maturity of the Series A Notes. As of December 31, 2002, there were no operating losses reported in any annual period during the term of the agreement, nor was the Company eligible for any New Business Growth payment.

For the years ended December 31, 2002 and 2001, AUSA reported earnings to the Company pursuant to the application of the Earnings Formula of $19.1 million and $27.4 million, respectively, and the Company recorded Group Pension Profits of $28.2 million and $30.7 million, respectively. In addition, the Company earned $12.8 million of interest income on the Insured Notes in each of the aforementioned years. In addition, the Company recorded earnings from the Final Value Payment of $54.1 million (before expenses of approximately $6.0 million relating thereto, which were recorded in “other operating costs and expenses” in the consolidated statement of income and comprehensive income), on December 31, 2002.

The following sets forth certain summarized financial information relating to the Group Pension Transaction for the periods indicated, including information regarding the components of revenue and expense comprising the Group Pension Profits. In accordance with GAAP, the Group Pension Transaction did not constitute a sale because the Company retained substantially all the risks and rewards associated with the business transferred to Aegon. Accordingly, over the life of the transaction the Company was required to reflect the transferred assets and liabilities on its balance sheet under separate captions entitled “Assets transferred in Group Pension Transaction” and “Liabilities transferred in Group Pension Transaction”. As a result of the expiration of the transaction at December 31, 2002 and the recognition of earnings from the Final Value Payment from Aegon, the Company has no further interest in the transferred assets and liabilities and, accordingly, such assets and liabilities are no longer reflected on the Company’s balance sheet.

	For the Years Ended December 31,
	2003	2002	2001
	($ in millions)
Revenues:
Product policy fees	$—	$18.3	$19.6
Net investment income	—	88.2	102.0
Net realized gains (losses) on investments(2)	—	0.8	1.5
Total revenues	—	107.3	123.1
Benefits and Expenses:
Interest credited to policyholders’ account balances	—	63.5	74.8
Other operating costs and expenses	—	15.6	17.6
Total benefits and expenses	—	79.1	92.4
Group Pension Profits	—	28.2	30.7
Final Value Payment(1)	—	54.1	—

Total	$—	$82.3	$30.7

(1)	Expenses of approximately $6.0 million relating to the Final Value Payment are recorded in “Other operating costs and expenses” on the Company’s consolidated statement of income and comprehensive income for 2002.
(2)	Includes $2.5 million of pre-tax realized losses ($1.6 million after-tax) relating to the impairment of certain investments which was included in the 4th quarter 2002 Other Charges (see Note 26 to the MONY Holdings and Subsidiary Consolidated Financial Statements).

Liquidity and Capital Resources

MONY Holdings

MONY Holdings was formed as a downstream, wholly-owned, holding company of MONY Group on February 27, 2002 for the purpose of issuing debt tied to the performance of the CBB within MONY Life (see Note 22 to the MONY Holdings and Subsidiary Consolidated Financial Statements for an explanation of the CBB), a wholly-owned and principal operating subsidiary of MONY Group. On April 30, 2002, MONY Holdings commenced of its operations and, in a structured financing tied to the performance of the CBB within MONY Life, issued $300.0 million of floating rate insured debt securities (the “Insured Notes) in a private placement and MONY Group, pursuant to the terms of the structured financing, transferred all of its ownership interest in MONY Life to MONY Holdings. Other than activities related to servicing the Insured Notes in accordance with the Insured Notes indenture and its ownership interest in MONY Life, MONY Holdings has no operations and engages in no other activities.

Proceeds to MONY Holdings from the issuance of the Insured Notes, after all offering and other related expenses, were approximately $292.6 million. Of this amount, $60.0 million was deposited in a DSCA, pursuant to the terms of the note indenture, to provide liquidity and collateral for the payment of interest and principal on the Insured Notes. These funds will ultimately revert back to the Company, provided that the cash flows from the CBB are sufficient to satisfy MONY Holdings’ obligations under the Insured Notes. The balance of the proceeds aggregating $232.6 million was paid in the form of a dividend by MONY Holdings to MONY Group.

The Insured Notes mature on January 21, 2017. The Insured Notes pay interest only through January 21, 2008 at which time principal payments will begin to be made pursuant to an amortization schedule. Interest on the Insured Notes is payable quarterly at an annual rate equal to three month LIBOR plus 0.55%. Concurrent with the issuance of the Insured Notes, MONY Holdings entered into an interest rate swap contract, which effectively locked in a fixed rate of interest on the Insured Notes at 6.44%. Including debt issuance costs of $7.4 million and the cost of the insurance policy (75 basis points per annum) (the “Insurance Policy”), which guarantees the payment of scheduled principal and interest on the Insured Notes, the annual cost of the Insured Notes is 7.36%. Pursuant to the terms of this structured financing, MONY Holdings can, subject to certain conditions, issue an additional $150.0 million of this floating rate insured debt through December 31, 2004. MONY Holdings does not currently expect to issue any such additional notes. During 2002 MONY Holdings commenced activities to register the Insured Notes with the SEC as provided for under the note indenture. On February 14, 2003, the SEC declared such registration effective.

This transaction effectively securitized a portion of the future profits from MONY Life’s CBB. The source of cash flows and the collateral for the payment of principal and interest on the Insured Notes is limited to: (i) the amount of dividends that can be paid by MONY Life which are attributable to the CBB, (ii) net tax payments paid to MONY Holdings pursuant to certain tax sharing agreements, (iii) net payments made to MONY Holdings under the interest rate swap, and (iv) amounts on deposit in the DSCA (and the earnings thereon). In addition to the cash flows and collateral, investors in the Insured Notes have limited recourse to MONY Holdings in the event of any default under the Insured Notes. The amount of dividends attributable to the CBB is determined by applying the New York dividend regulation to the surplus and net gain from operations of MONY Life which is attributable to the CBB, subject to certain adjustments described in the indenture (see Note 21 to the MONY Holdings and Subsidiary Consolidated Financial Statements).

If an event of default occurs (and is not waived) with regard to compliance with the terms of the Indenture under which the Insured Notes were issued or if MONY Group’s senior debt rating is downgraded to BB+ or below by Standard & Poor’s Rating Services (“S&P”) or to Ba2 or below by Moody’s Investors Service, Inc., the insurer of the Insured Notes, at its option, may (a) declare all future premiums payable pursuant to the Insurance Agreement among it, MONY Holdings, MONY Group and MONY Life to be immediately due and payable, (b) cause all assets held in the DSCA in excess of an amount equal to the debt service payable on the next scheduled payment date on the Insured Notes to be applied to prepay all or a portion of the principal or accrued interest on the Insured Notes, or (c) do both (a) and (b). See — Business — Ratings and — Potential Forward

Looking Risks Affecting Profitability — If the Merger with AXA Financial Does Not Close for Any Reason, the Company’s Profits and Financial Condition Could Deteriorate Drastically.

MONY Life

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

The payment of dividends by MONY Life to MONY Holdings is regulated under state insurance law. In 2003, MONY Life paid a dividend to MONY Holdings in the amount of $25.0 million, of which $13.8 million was retained by MONY Holdings in its DSCA Sub-account CBB (see Note 22 to the MONY Holdings and Subsidiary Consolidated Financial Statements) and $11.2 million was paid by MONY Holdings in the form of a dividend to MONY Group. Under the New York State Insurance Law, the maximum allowable dividend from MONY Life to MONY Holdings in 2004 without regulatory approval is $87.4 million.

In 2003, MONY Group contributed $40.0 million to MONY Holdings, which in turn contributed such amount to MONY Life to support its capital and surplus. At December 31, 2003 total statutory capital and surplus, including Asset Valuation Reserves, was approximately $1.1 billion. Total statutory capital and surplus represents that of MONY Life, the principal insurance company subsidiary of the MONY Holdings and the direct or indirect parent of all of MONY Holdings’ insurance subsidiaries. The sufficiency of MONY Life’s statutory capital and surplus is a significant factor in determining its and its subsidiaries’ claims paying ability ratings. Statutory basis surplus is computed on the basis of Statutory Accounting Practices, which are those accounting principles or practices prescribed or permitted by an insurer’s domiciliary state. Statutory Accounting Practices are set forth in the insurance laws, regulations and administrative rulings of each state, publications of the National Association of Insurance Commissioners and other documents and accordingly, a reconciliation of Statutory Capital Surplus to shareholders’ equity determined in accordance with GAAP would not be meaningful.

The events most likely to cause an adjustment in the Company’s investment policies are: (i) a significant change in its product mix, (ii) a significant change in the outlook for either the economy in general or for interest rates in particular and (iii) a significant reevaluation of the prospective risks and returns of various asset classes.

The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company’s total annuity reserves and deposit liabilities at December 31, 2003 and 2002.

Withdrawal Characteristics of Annuity Reserves and Deposit Liabilities

	Amount at December 31, 2003	Percent of Total	Amount at December 31, 2002	Percent of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$1,138.5	18.2%	$1,054.6	19.1%
Subject to discretionary withdrawal — with market value adjustment or at carrying value less surrender charge	4,019.5	64.2	3,369.8	61.2

Subtotal	5,158.0	82.4	4,424.4	80.3
Subject to discretionary withdrawal — without adjustment at carrying value	1,102.1	17.6	1,085.5	19.7

Total annuity reserves and deposit liabilities (gross)	6,260.1	100.0%	5,509.9	100.0%

Less reinsurance	66.5		68.6

Total annuity reserves and deposit liabilities (net)	$6,193.6		$5,441.3

The following table sets forth by product line the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

Surrenders and Withdrawals

	For the Years Ended December 31,
	2003	2002	2001
	($ in millions)
Product Line:
Traditional life	$329.1	$350.0	$367.1
Variable and universal life	61.8	60.0	72.1
Annuities(1)	377.7	459.0	465.0
Group pension(2)	142.4	162.4	94.5

Total	$911.0	$1,031.4	$998.7

(1)	Excludes approximately $33.2 million, $71.0 million and $208.0 million in 2003, 2002 and 2001, respectively, relating to surrenders associated with an exchange program offered by MONY Life wherein contract holders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by MONY Life.
(2)	Excludes transfers between funds within the MONY Life benefit plans.

The Company’s principal sources of liquidity to meet cash outflows are its portfolio of liquid assets and its net operating cash flow. During 2003, the Company reported net cash inflows from operations of $90.8 million, a

$17.0 million increase from net cash inflows of $73.8 million in 2002. The Company’s liquid assets include substantial U.S. treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company’s sources of liquidity are adequate to meet its anticipated needs.

Also, See “ — Summary of Investments” for information on the Company’s investment portfolio.

Contractual Cash Obligations

The following table provides a summary of the Company’s material contractual obligations as of December 31, 2003, other than those arising from its ordinary product activities and from its pension obligations. See Note 11 to the MONY Holdings and Subsidiary Consolidated Financial Statements for details of the Company’s pension plans and other postretirement benefits.

	Contractual Payments Due by Period
	Total	2004	2005	2006	2007	2008	After 2008
	($ in millions)
Long Term Debt (1)	$804.4	$38.1	$38.1	$38.1	$38.1	$63.2	$588.8
Equity Partnership Investments (2)	96.4	96.4	—	—	—	—	—
Operating Leases (3)	251.8	38.3	35.1	32.0	30.5	29.2	86.7
Other Commercial Commitments (4)	140.9	140.9	—	—	—	—	—

Total	$1,293.5	$313.7	$73.2	$70.1	$68.6	$92.4	$675.5

(1)	Included in long-term debt are amounts owed at December 31, 2003 on the Insured Notes, Surplus Notes and the Intercompany Surplus Notes. These borrowings are further explained in Note 16 to the MONY Holdings GAAP Consolidated Financial Statements. The table assumes that the long-term debt is held to maturity.
(2)	The Company anticipates that these amounts could be invested in these partnerships at any time, but are presented in the current period, as the timing of the fulfillment of the obligation cannot be predicted.
(3)	See Note 18 to the MONY Holdings and Subsidiary Consolidated Financial Statements for further details on the Company’s operating leases.
(4)	Primarily commitments to fund private fixed maturity securities, agricultural loans and floating rate commercial mortgages (see Note 18 to the MONY Holdings and Subsidiary Consolidated Financial Statements). The unfunded commitments for the commercial mortgage loans are presented in the current period, as the timing of the fulfillment of the obligation cannot be predicted.

Effects of Inflation

The Company does not believe that inflation has had a material effect on its consolidated results of operations insofar as inflation affects interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF MONY LIFE (STATUTORY ACCOUNTING PRACTICES)

The following discussion and analysis addresses the financial condition and results of operations of MONY Life as reported in accordance with Statutory Accounting Practices for the year ended December 31, 2003 as compared to the year ended December 31, 2002. You should read this discussion in conjunction with MONY Life’s Statutory Accounting Practices Financial Statements in this Annual Report on Form 10K

Organization and Business:

MONY Life Insurance Company (formerly, The Mutual Life Insurance Company of New York), is the principal subsidiary of MONY Holdings, LLC (“MONY Holdings”). MONY Holdings is a subsidiary of The MONY Group Inc. (“MONY Group”). On November 16, 1998, pursuant to the Plan of Reorganization (the “Plan”) approved by the New York Superintendent of Insurance, The Mutual Life Insurance Company of New York (“MONY”) converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of MONY Group which was organized on June 24, 1997 for the purpose of becoming the parent holding company of MONY. Also, on November 16, 1998, MONY Group consummated an initial public offering (the “Offerings”) of approximately 12.9 million shares of common stock. The shares of common stock issued in the Offerings are in addition to approximately 34.3 million shares of common stock of MONY Group distributed to certain eligible policyholders of MONY in exchange for their ownership interests in MONY.

On February 27, 2002, MONY Group formed a downstream holding company, MONY Holdings. On April 30, 2002, MONY Group transferred all its ownership interests in MONY to MONY Holdings, and MONY Holdings, through a structured financing tied to the performance of the CBB within MONY Life, issued $300.0 million of floating rate insured debt securities in a private placement. The CBB consists of MONY Life’s regulatory Closed Block and surplus and related assets within MONY Life that support the business in the regulatory Closed Block. Other than activities related to servicing the Insured Notes in accordance with the indenture and it’s ownership of MONY Life, MONY Holdings has no operations and engages in no other activity.

Proceeds to MONY Holdings from the issuance of the aforementioned debt securities, after all offering and other related expenses, were approximately $292.6 million. Of this amount, $60 million was deposited in a DSCA, pursuant to the terms of the note indenture, to provide liquidity and collateral for the payment of interest and principal on the Insured Notes. These funds will ultimately revert back to the Company, provided that the cash flows from the CBB are sufficient to satisfy MONY Holdings’ obligations under the Insured Notes. The remaining balance of the proceeds from the debt issuance of approximately $232.6 million, were distributed to MONY Group in the form of a dividend.

In connection with this financing, MONY Holdings purchased insurance from Ambac Assurance Corporation which guarantees the timely payment of interest and principal to investors in the event of a default on the Insured Notes. As a result of this insurance, the Insured Notes were rated triple-A by all the major rating organizations, allowing MONY Holdings to minimize the cost of such debt. Interest on the Insured Notes accrue at an annual rate equal to three-month LIBOR plus 0.55%. Concurrent with the issuance of the Insured Notes, MONY Holdings entered into an interest rate swap contract, which locked in a fixed rate of interest on the debt of 6.44%. Including all costs associated with the offering, the effective yield on the debt is 7.36%.

Pursuant to the terms of the structured financing, MONY Holdings can, subject to certain conditions, issue an additional $150 million of this floating rate insured debt in the future. This transaction effectively securitized a portion of the future profits from MONY Life’s CBB. The source of cash flows and the collateral for the payment of principal and interest on the debt is limited to: (i) the amount of dividends that can be paid by MONY Life which are attributable to the CBB, (ii) net tax payments paid to MONY Holdings pursuant to certain tax sharing agreements, (iii) net payments made to MONY Holdings under the aforementioned interest rate swap, and (iv) amounts on deposit in (and the earnings thereon) the DSCA. In addition to the aforementioned cash flows and collateral, investors in the Insured Notes have limited recourse to MONY Holdings in the event of any default under the Insured Notes. The amount of dividends attributable to the CBB is determined by applying the New York dividend regulation to the surplus and net gain from operations of MONY Life which is attributable to the CBB, subject to certain adjustments described in the indenture.

From the proceeds of the dividend MONY Holdings made to MONY Group, MONY Group loaned MONY Life $67.7 million. This loan was in the form of a demand loan, which allows MONY Group the ability to require repayment at its discretion. The loan was made to effectively enable MONY Group to invest the funds from the issuance of the Insured Notes in higher yielding longer duration investments until such time the funds could be permanently invested by MONY Group. The ability of MONY Life to invest the funds in longer duration securities is possible because MONY Life has other sources of cash flow that enables the company to fund the aforementioned demand when it occurs. The interest rate on the loan was at a floating rate equal to the Federal Funds Rate plus 0.15% per annum. MONY Life paid off $55.0 million of the loan on September 24, 2002 and $12.7 million of the loan on November 26, 2002. MONY Life paid $ 0.3 million in interest on these loans to MONY Group during 2002.

On September 17, 2003, MONY Group entered into an Agreement and Plan of Merger with AXA Financial, Inc. and AIMA Acquisition Co. (the AXA Agreement), pursuant to which MONY Group will become a wholly owned subsidiary of AXA Financial, Inc. (AXA) in a cash transaction valued at approximately $1.5 billion. Under the terms of the AXA Agreement, which has been approved by the boards of directors of AXA and the Company, the Company’s shareholders will receive $31.00 for each share of the MONY Group’s common stock.

The AXA Agreement is subject to various regulatory approvals and other customary conditions, as well as the approval of the Company’s shareholders. The transaction is expected to close in the second quarter of 2004.

The Company and its subsidiaries provide life insurance, annuities, corporate-owned and bank-owned life insurance (“COLI and BOLI”) products, mutual funds, securities brokerage, asset management, and business and estate planning. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency field force and (ii) financial advisors and account executives of its securities subsidiary. The Company’s Wholesale channel is comprised of (i) MONY Partners, (ii) independent third party insurance brokerage general agencies and securities broker dealers and (iii) its corporate marketing team which markets COLI and BOLI products. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico and currently insures or provides other financial services to more than one million people.

MONY Life’s principal wholly-owned direct and indirect operating subsidiaries include: (i) MONY Life Insurance Company of America (“MLOA”), an Arizona domiciled life insurance company, (ii) Enterprise Capital Management (“Enterprise”), a distributor of both proprietary and non-proprietary mutual funds, (iii) U.S. Financial Life Insurance Company (“USFL”), an Ohio domiciled insurer underwriting specialty risk life insurance business, (iv) MONY Securities Corporation (“MSC”), a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force, (v) MONY Brokerage, Inc. (“MBI”), a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so they can more fully meet the insurance and investment needs of their customers, (vi) MONY Consultoria e Corretagem de Seguros Ltda., a Brazilian domiciled insurance brokerage subsidiary, which principally provides insurance brokerage services to unaffiliated third party insurance companies in Brazil, (vii) MONY Bank and Trust Company of the Americas, Ltd., a Cayman Islands bank and trust company, which provides investment and trust services to nationals of certain Latin American countries, and (viii) MONY Life Insurance Company of the Americas, Ltd. (“MLICA”), which provides life insurance, annuity and investment products to nationals of certain Latin American countries.

New Statutory Accounting Practices

In 2001, the Insurance Department of the State of New York, MONY Life’s state of domicile, adopted the NAIC Accounting Practices and Procedures manual, version effective January 1, 2001, (which the Company refers to as NAIC SAP) as a component of prescribed or permitted accounting practices accepted by the state. NAIC SAP represents a new statutory accounting framework adopted by the NAIC, which is substantively different from statutory accounting practices followed prior to 2001. As a result of MONY Life’s adoption of Codified SAP as prescribed or permitted by the State of New York, MONY Life recorded a charge to surplus of approximately $36.9 million on January 1, 2001, the mandatory effective date of the adoption of Codified SAP by insurers. The State of New York has adopted specified prescribed accounting practices that differ from Codified SAP. The principal differences at December 31, 2001 were:

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

Effective December 31, 2002 New York adopted certain additional provisions of NAIC SAP which require New York domiciled companies to record deferred tax assets and deferred tax liabilities. As a result of the change, the Company reported a change in accounting principle, as an adjustment that increased unassigned funds (surplus) by $90.2 million in 2002.

A reconciliation of MONY Life’s capital and surplus between practices prescribed or permitted by the State of New York and Codified SAP is shown below:

	December 31, 2003	December 31, 2002
	($ in millions)	($ in millions)
Statutory surplus, New York basis	$926.8	$906.4
New York prescribed practices:
Goodwill	15.4	18.5

Statutory surplus, Codified SAP basis	$942.2	$924.9

During the preparation of the current years’ financial statement, the Company discovered an error in the classification of certain separate account group annuity contracts as deposit type contracts, which under statutory accounting practices and procedures should be classified as life contracts. These contracts (primarily employee 401K investment plans) include an annuity purchase rate guarantee which under SSAP No. 50 would classify the contract as a life contract. Deposit type contracts are contracts that do not incorporate any insurance risk (mortality or morbidity).

The change in the classification of these contracts has no effect on the reported net income, surplus, total assets or total liabilities of the Company for this period or the prior year.

In accordance with statutory accounting guidance financial statements of prior periods are not restated and certain amounts reported in the Summary of Operations in prior periods are not comparable to the current reporting of these contracts. In the Summary of Operations of the Company’s Annual Statement these contracts for the current period are reported as premium and annuity considerations, surrenders benefits and withdrawals, and net transfers to or (from) separate accounts. Prior to 2003 these amounts, which net to zero, were not included in the Summary of Operations of the Annual Statement.

Premium and annuity considerations, surrenders benefits and withdrawals, and net transfers to or (from) separate accounts on these contracts were $54.7 million, $111.4 million, and $(56.7) million for the twelve months ended December 31, 2003, respectively, and $78.0 million, $230.6 million and $(152.6) million for the twelve months ended December 31, 2002, respectively.

For purposes of comparative analysis in this Management Discussion and Analysis, certain prior year amounts related to the classification of certain separate account group annuity contracts have been restated in the Result of Operations section below. As a result, specified line items in MONY Life’s Results of Operations for 2002 which are summarized below are not comparable to amounts reported in the prior year and in the Annual Statement.

Results of Operations For the Years Ended December 31, 2003 and 2002

The following table presents a summary of MONY Life’s statutory basis results of operations for the years ended December 31, 2003 and 2002:

	For the Years Ended December 31,
	2003	2002
	($ in millions)
Revenues:
Premiums, annuity considerations and fund deposits *	$833.4	$812.8
Net investment income	588.5	594.7
Other income (net)	24.8	80.3

Total revenues:	$1,446.7	$1,487.8

Benefits and Expenses:
Policyholder and contractholder benefits	929.5	961.5
Change in policy and contract reserves	150.8	112.7
Commissions	26.8	25.7
Net transfers from separate accounts	(121.7)	(185.6)
Other expenses, net	176.6	197.9

Total benefits and expenses:	$1,162.0	$1,112.2

Net gain from operations before dividends and federal income taxes:	284.7	375.6
Dividends to policyholders	199.5	202.2

Net gain from operations before federal income taxes:	85.2	173.4
Federal income tax (benefit) expense	(2.1)	18.8

Net gain from operations:	87.3	154.6
Net realized capital losses	(41.4)	(141.5)

Net income	$45.9	$13.1

Premiums, annuity considerations and deposit funds

Premiums, Annuity Considerations and Fund Deposits consist of premiums and deposits from MONY Life’s Individual Operations (life, health and annuities) and Group Operation of approximately $726.5 million and $106.9 million for the year ended December 31, 2003, respectively, as compared to approximately $695.8 million and $117.0 million for the year ended December 31, 2002, respectively.

The increase of $30.7 million in Individual Operations premiums and deposits for the year ended December 31, 2003 as compared to the comparable prior year period is primarily attributable to an increase in individual annuity considerations of $49.3 million, partially offset by lower individual life insurance premiums of $18.5 million.

The increase in annuity deposits of $49.3 million was primarily due to an increases of $47.3 million in flexible premium deferred annuity deposits and $5.3 million in single premium immediate annuity considerations, partially offset by a decrease in flexible premium variable annuity deposits of $3.4 million. Flexible premium deferred annuity deposits totaled $82.3 million in 2003, compared with $35.0 million from the prior year. The stability and payout stream of the flexible premium deferred annuity product has been well received by customers since its introduction in August 2002, which has contributed to improved sales of the product.

The decrease in individual life premiums of $18.5 million, from $594.6 million for the year ended December 31, 2002 to $576.1 million for the same period in 2003, was primarily due to the declining in force business of the Closed Block. Premium income for the Closed Block decreased by $28.1 million for the year ended December 31, 2003 compared to the same period 2002. Partially offsetting the decrease in individual life premiums due to the declining in force business of the Closed Block, was an increase in Universal Life insurance premiums of $11.1 million.

The decrease in Group Operation’s premiums and deposits of $10.1 million, from $117.0 million for the year ended December 31, 2002 to $106.9 million for the year ended December 31, 2002, is primarily due to lower group pension deposits received in 2003.

Net investment income

For the year ended December 31, 2003, MONY Life reported net investment income of $588.5 million, a decrease of $6.2 million from $594.7 million reported for the year ended December 31, 2002. The was principally caused by lower interest rates in 2003. The annualized yield on MONY Life’s average invested assets, including its investments in venture capital partnerships, before and after realized gains on investments was 6.3% and 5.8%, respectively, for 2003, as compared to 6.4% and 4.9%, respectively, for 2002. The following discusses the nature of MONY Life’s venture capital investments, as well as the statutory accounting practices applied to them.

The limited partnerships in which MONY Life has invested are investment partnerships which invest in the equity of private companies (generally in the form of common stock). These partnerships will generally hold the equity until the underlying company issues its securities to the public through an initial public offering. At that time or thereafter, at the general partners’ discretion, the partnership will generally distribute the underlying common stock to its partners. Upon this distribution, MONY Life, in accordance with statutory accounting practices applied in 2003 and prior years, will:

•	record the common stock received at fair value,

•	reverse the carrying value of the corresponding limited partnership investment, and

•	record, as investment income, any excess of the fair value of the common stock distributed over the original cost of the limited partnership investment.

It is MONY Life’s policy to seek to liquidate these investments as soon as possible after receipt of the distribution.

At December 31, 2003 and 2002, MONY Life had investments in approximately 47 and 49 different limited partnerships, respectively, which represented 1.6% and 1.9%, respectively, of MONY Life’s general account invested assets. Investment results for the portfolio are dependent upon, among other things, general market conditions for initial and secondary offerings of common stock.

Other income (net)

Other income (net) and its related decrease of approximately $55.5 million, to $24.8 million for the year ended December 31, 2003 from $80.3 million for the year ended December 31, 2002, primarily consisted of the following:

	2003	2002	Year to Year Change
	($ in millions)
Commissions and expense allowances on reinsurance ceded (1)	$7.7	$100.1	$(92.4)
Reserve adjustments on reinsurance ceded	(4.4)	(6.6)	2.2
Income from fees associated with investment management and administration of separate accounts	10.0	9.7	0.3
Change in cash value of officers’ life insurance	18.3	(10.5)	28.8
Miscellaneous	(6.8)	(12.4)	5.6

Total:	$24.8	$80.3	$(55.5)

(1)	Includes $(0.7) million and $91.0 million in connection with the Group Pension Transaction for the year ended December 31, 2003 and 2002, respectively.

For the year ended December 31, 2003 commissions and expense allowances on reinsurance ceded were $7.7 million, a decrease of $92.4 million from $100.1 million reported for the year ended December 31, 2002. The decrease is primarily due to a decrease of $91.7 million in profits on the transferred group pension business (see Group Pension Transaction).

Reserve adjustments on reinsurance ceded were $(4.4) million in 2003 compared to $(6.6) million during 2002. The increase in reserve adjustments was primarily due to higher interest rates on modified coinsurance reserves during 2003.

For the year ended December 31, 2003 MONY Life reported $(6.8) million in miscellaneous income, an increase of $5.6 million, as compared to $(12.4) million for the year ended December 31, 2002. This decrease is primarily attributable to a decrease in reserves and expenses for various legal matters of $6.2 million, and a decrease in interest expense of $5.2 million related to interest on MONY Life’s tax valuation allowance. Partially offsetting these decreases were increases in expenses of $3.4 million and $2.6 million for prior year investment and fixed asset write-offs, respectively.

Policyholder and contractholder benefits

For the year ended December 31, 2003, MONY Life reported policyholder and contractholder benefits of $929.5 million, a decrease of $32.0 million from $961.5 million reported for the year ended December 31, 2002. The decrease is primarily attributable to a decrease in surrenders and withdrawals of $80.8 million, partially offset by increases of $24.9 million and $24.6 million in interest on policy and contract funds and death benefits, respectively.

The decrease in surrenders and withdrawals is primarily comprised of decreases of $49.4 million related to group annuity contracts, $21.4 related to individual life contracts, and $10.0 million related to individual annuity contracts,. The decline in withdrawals on retained group annuity contracts from $277.9 million in 2002 to $228.5 million during 2003, is primarily attributable to the decline in inforce group pension business. The decrease in surrenders on individual life contracts from $353.3 million in 2002 to $331.9 million in 2003, is primarily attributable to a decrease in closed block surrenders of $21.8 million due to its declining in force business.

The decrease in individual annuity contract surrenders and withdrawals is due to lower surrenders and withdrawals on flexible premium variable annuity contracts of $6.6 million from the previous year. This decrease in primarily from the impact of an exchange program initiated by MONY Life in 2000. The exchange program represented an offer to contractholders whereby they were given the ability, free of charge, to exchange their old flexible premium variable annuity contracts for a new enhanced flexible premium variable annuity contract offered by MONY Life. This exchange program accounted for surrenders of $3.8 million during the year ended December 31, 2003, as compared to $8.7 million for the comparative prior year period, a decrease of $4.9 million.

The increase in interest on policy and contract funds of $24.9 million, from $4.3 million in 2002 to $29.2 million in 2003, is primarily attributable to interest credited on MONY Life Company Benefit Plans. Interest credited on Company Benefit Plans increased $24.9 million from $(8.7) million in 2002 to $16.2 million in 2003. The increase is attributable to favorable stock market movement in 2003 as compared to the prior year.

The increase in death benefits of $24.6 million from $201.9 million for the year ended December 31, 2002 to $226.5 million for the comparable period in 2003, was primarily due to less favorable mortality experience of $17.8 million and $6.8 million in closed block business and ongoing business, respectively from 2002.

Change in policy and contract reserves

For the year ended December 31, 2003, MONY Life reported a change in policy and contract reserves of $150.8 million, an increase of $38.1 million from $112.7 million reported for the year ended December 31, 2002. The increase is primarily attributable to:

•	the change in reserves on individual annuity contracts for the year ended December 31, 2003 of $93.8 million compared with $50.5 for the same period in 2002, a change of $43.3 million. This change was due to an increase of $45.9 million in flexible premium deferred annuity reserves related to the increase in considerations on these contracts.

•	The reserve change in individual life contracts of $72.8 million and $63.6 million for the years ended December 31, 2003 and 2002, respectively, a change of $9.2 million. The increase in the change in reserves was due to higher premiums on universal life business.

•	The change in reserves on group annuity contracts for the year ended December 31, 2003 of $(14.4) million compared with $1.2 million for the same period in 2002, a change of $(15.6) million. The decrease in the change in reserves was due to the decline in in-force on retained group pension business.

Commissions

For the year ended December 31, 2003, MONY Life reported commissions of $26.8 million, an increase of $1.1 million from $25.7 million reported for the year ended December 31, 2002. The increase is primarily due to decreases in direct commissions of $1.6 million partially offset by a decrease in commissions and allowances on reinsurance assumed of $0.5 million. The decrease in direct commissions from $23.8 million for the year ended December 31, 2002 to $25.5 million for the same period ended December 31, 2003 was primarily due to an increase in first year premium. The decrease in commissions and allowances on reinsurance assumed is primarily attributable to a decrease in premiums and corresponding reinsurance allowances received on a modco reinsurance treaty with MLICA, MONY Life’s indirect wholly owned international life insurance company.

Transfers from separate accounts.

For the year ended December 31, 2003, MONY Life reported net transfers from separate accounts of $121.7 million, a decrease of $63.9 million from $185.6 million reported for the year ended December 31, 2002. The decrease is primarily due to decreases in net transfers from the separate accounts on group pension business of $54.4 million and from individual annuity business of $12.2 million, partially offset by an increase of $2.8 million in transfers on life insurance business. The decrease in group pension transfers from the separate accounts during 2002 is primarily attributable to the decrease in surrenders and withdrawals on this business. The decrease in net transfers from separate accounts on individual annuity business is primarily due to larger amounts of variable annuity deposits and fund balances being allocated to and transferred into separate account investment options during 2003, compared with the prior year.

Other expenses (net)

The following table summarizes the components of other operating expenses for the years ended December 31, 2003 and 2002, respectively.

	Years Ended December 31		Year to Year Change
	2003	2002	2002-2003
	($ in millions)
General insurance expenses	$160.2	$180.8	$(20.6)
Insurance taxes, licenses, and fees, excluding federal income tax	14.3	15.4	(1.1)
Increase in loading on deferred and uncollected premiums	(1.1)	(0.4)	(0.7)
Aviation reinsurance losses (gains)	0.3	(0.4)	0.7
Transfer of deposit type funds	2.8	2.1	0.7
Transfer of pension liabilities	0.1	0.4	(0.3)

Total:	$176.6	$197.9	$(21.3)

The decrease in general insurance expenses of $20.6 million from $180.8 million for year ended December 31, 2002 to $160.2 million for the comparable period in 2003, was primarily due to expense savings from restructuring and other cost reductions taken by management.

Dividends to policyholders

For the year ended December 31, 2003, dividends to policyholders were $199.5 million, a decrease of $2.7 million from $202.2 million for the year ended December 31, 2002. Dividend scales were not changed during this period and the decrease reflects the normal year-to-year progression of dividends as well as true-up of liability estimates to actual payments made in the following year.

Federal income taxes

MONY Life recorded federal income taxes of $(2.1) million and $18.8 million for the years ended December 31, 2003 and 2002, respectively. Federal income tax incurred recorded in the Summary of Operations excludes the tax based on Capital Gains net of interest maintenance reserve tax (which is referred to as Gains Tax). The excluded Gains Tax for the year ended December 31, 2003 and 2002 was $13.8 million and $(3.0) million, respectively. The decrease in the federal income tax incurred of $20.9 was due to a decrease in net gains from operations and a net increase in tax deductible statutory to tax adjustments relating to litigation and miscellaneous reserves, cash surrender value of corporate owned life insurance, interest expense on tax assessments and the accrual of policyholders dividends offset by a benefit for a capital loss carryback reflected in the Gains Tax computation. The excluded Gains Tax increased by $16.8 million which was due to an increase in the statutory realized loss, which is not fully recognized for tax purposes, offset by an increase in the deductible statutory to tax adjustment for realized tax losses on various equity investments.

Net realized capital gains/(losses)

Net realized capital gains/(losses) by investment type are shown in the following table:

	2003	2002
	($ in millions)
Bonds and preferred stock	$23.7	$(56.3)
Common stock	3.8	(5.6)
Mortgage loans	10.3	(16.7)
Real estate and real estate joint ventures	8.6	(33.7)
Equity partnerships	(47.5)	(20.7)
Other investments	(6.8)	(0.0)

Net realized capital losses before federal income taxes and transfer to interest maintenance reserve	(7.9)	(133.0)
Federal income tax (expense)/benefit	(13.7)	3.0

Net realized capital losses before transfer to interest maintenance reserve	(21.6)	(130.0)
Transfers to interest maintenance reserve	(19.8)	(11.5)

Net realized capital losses	$(41.4)	$(141.5)

On a pre-tax, pre-IMR basis, realized capital gains/(losses) were ($7.9) million in 2003 compared to ($133.0) million in 2002, a decrease in losses of $125.1 million. The decrease in losses was primarily due to a decrease in impairment write-downs of $67.4 million on bonds and preferred stocks, $18.9 million on mortgage loans and $29.1 on real estate and real estate joint ventures. On an after-tax, after transfers to IMR basis, realized capital losses were $41.4 million in 2003 versus $141.5 million in 2002, a decrease in losses of $100.1 million. Higher capital gains tax of $16.7 million is due to an increase in realized gains on various equity investments.

Statutory Capital For the Years Ended December 31, 2003 and 2002

The components of the Company’s Statutory Capital are:

	As of December 31,
	2003	2002
	($ in millions)
Common capital stock	$2.5	$2.5
Surplus notes	216.1	216.1
Gross paid in and contributed surplus	1,063.8	1,020.1
Unassigned funds (surplus)	(355.6)	(332.3)

Total Statutory Capital and Surplus:	$926.8	$906.4

The principal components of the changes in total statutory capital and surplus for the periods indicated are as follows:

	For the Years Ended December 31,
	2003	2002
	($ in millions)
Statutory Surplus, January 1	$906.4	$917.4
Net income	45.9	13.1
Change in net unrealized capital gains (losses)	(75.2)	(135.3)
Paid in surplus	43.7	125.0
Dividends to parent	(25.0)	(90.0)
Cumulative effect of change in accounting	0.0	90.2
Change in Asset Valuation Reserve	33.0	(1.6)
Other	(2.0)	(12.4)

Statutory Surplus, December 31	$926.8	$906.4

Change in Net Unrealized Capital Gains/(Losses)

MONY Life recorded net unrealized capital losses of $75.2 million for the year ended December 31, 2003, a decrease of $60.1 million from $135.3 million recorded for the year ended December 31, 2002. The decrease was primarily due to an increase in the fair value of MONY Life’s investment in venture capital partnerships of approximately $33.1 million during 2003, compared with a $51.5 million decrease in 2002, a change of $84.6 million. This decrease in losses was partially offset by unrealized losses on investments in subsidiaries of approximately $114.7 million in 2003 compared to $92.8 million in 2002, an increase in unrealized losses of $21.9 million.

MONY Life’s wholly owned life insurance subsidiary, MLOA, reported a statutory net losses of approximately $79.6 million and $91.9 million during 2003 and 2002, respectively, which was primarily attributable to new business strain and substantial declines in equity markets during 2002. In addition during 2003, MLICA reported a net decrease in equity of approximately $28.1 million, which was primarily due to operating losses of $15.0 million and a charge of $13.1 million related to a deferred tax valuation.

Paid in Surplus

MONY Holdings, the parent holding company, contributed $40.0 million and $125.0 million in 2003 and 2002, respectively in additional paid in surplus to MONY Life to support MONY Life’s surplus and RBC. In addition, during 2003 MONY Life received $3.7 million in MONY Group stock related to employee stock options.

Dividends to Parent

During 2003 and 2002, MONY Life paid dividends of $25.0 million and $90.0 million, respectively, to its parent, MONY Holdings.

Cumulative effect of changes in accounting principles

On December 31, 2002, MONY Life recorded a credit to surplus of $90.2 million as a result of the adoption of certain changes to Codified SAP for New York domiciled companies related to the admissibility of deferred tax assets and deferred tax liabilities (see New Statutory Accounting Practices).

Other Changes to Surplus

The major components of other changes to surplus for the periods indicated are presented in the table below:

	For the Years Ended December 31,
	2003	2002
	($ in millions)
Change in net deferred income tax	$(4.2)	$0.0
Other changes in non-admitted assets	1.8	(12.5)
Other	0.4	0.1

Total	$(2.0)	$(12.4)

The change in deferred income taxes during 2003 was $(4.2) million. There was no change reported during 2002 as the net deferred tax was established as of December 31, 2002 (see New Statutory Accounting Practices).

The changes in non-admitted assets in 2003 are primarily related to decreases in prepaid pension assets of $6.6 million and furniture and equipment of $3.8 million. These decreases were partially offset by increases in non-admitted assets of $5.8 million for capitalized software, $1.5 million in amounts due from agents, and $1.1 million in leasehold improvements.

The changes in non-admitted assets in 2002 are primarily related to increases in prepaid pension assets of $6.1 million and capitalized software of $5.7 million.

Group Pension Transaction

On December 31, 1993, the Company entered into an agreement with AEGON USA, Inc. (“AEGON USA”) under which the Company agreed to sell substantially all of its group pension business, including its full service group pension contracts, consisting primarily of tax-deferred annuity, 401(k) and managed funds lines of business, to AEGON USA’s wholly-owned subsidiary, AUSA Life Insurance Company, Inc. (“AUSA Life”). The sale (the “Group Pension Transaction”) was accomplished through a transfer of $6.3 billion in group pension assets and liabilities, including $2.7 billion of general account assets and $3.6 billion of separate account assets. AUSA Life also acquired the corporate infrastructure supporting the group pension business, including personnel, data processing systems, facilities and regional offices. In connection with the transaction, the Company and AEGON USA had entered into certain service agreements. These agreements, among other things, provided the Company would continue to manage the transferred assets, and AUSA Life will continue to provide certain administrative services to the Company’s remaining group pension contracts not included in the transfer. The service agreement under which the Company managed the transferred assets was terminated on December 31, 2002.

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

In connection with the Group Pension Transaction, on December 31, 1993, the Company made a $200 million capital investment in AEGON USA by purchasing $150 million of Series A and $50 million of Series B notes. The Series A notes paid interest at 6.44% and the Series B notes paid interest at 6.24% per annum. The Series A notes matured on April 7, 2003 and the Series B notes matured on December 31, 2002.

In addition to interest payments on the Insured Notes, the Company had the right to receive certain payments based on the profits of the transferred business in force on the transaction date, a future payment tied to the determination of the value of the transferred business at the maturity date of the Insured Notes, and a potential payment based on new business growth. Net operating losses, if any, on the transferred business for any year will be carried forward to reduce profit payments in subsequent years. Any deficit remaining at the end of the nine year term and any adjustment related to the final value of the transferred business may only be applied to reduce the principal amount of any outstanding Series A notes.

During 2003 and 2002, the Company earned $(0.7) million and $91.0 million, respectively related to transferred business. The $91.0 million earned during 2002 consisted of $19.1 million based upon the profits of the transferred group pension business and $71.9 from the final value of the transferred business. The Company recorded these amounts as an expense allowances on ceded reinsurance in the Summary of Operations.

Summary of Investments

Following is a discussion and analysis of the Company’s invested assets of the Closed Block Business (“CBB”).

Invested Assets of the Closed Block Business (“CBB”)

Presented below is a discussion and analysis of the invested assets comprising the Closed Block on a statutory basis. Following this discussion and analysis is a discussion and analysis of the invested assets comprising the SRA on a statutory basis.

Closed Block Invested Assets — Statutory Basis

The Closed Block invested assets are managed in the aggregate to seek a high level of return consistent with the preservation of principal and equity and to reflect the Closed Block’s duration and its ability to take risks consistent with the nature of the Closed Block and the investment objectives established for it.

Assets included in the Closed Block consist of fixed maturity securities, mortgage loans, policy loans, accrued investment income and premiums due on Closed Block policies.

The amount of invested assets used initially to fund the Closed Block was $5.7 billion on a statutory basis. Set forth below are the invested assets included in the Closed Block as of December 31, 2003, 2002 and 2001 on a statutory basis.

Closed Block Invested Assets

	As of December 31,
	2003	2002
	($ in millions)
Assets:
Public bonds at amortized cost	$2,575.8	$2,243.9
Private fixed maturity securities at amortized cost	1,524.1	1,642.9
Mortgage loans on real estate	602.8	633.3
Policy loans at outstanding balance	1,078.0	1,119.0
Real estate held for investment	10.6	8.3
Other long-term investments	—	—
Cash and cash equivalents	33.6	59.2

Total Invested Assets	$5,824.9	$5,706.6

Fixed Maturity Securities

Fixed maturity securities consist of publicly traded debt securities and privately placed debt representing 71.8%, 68.1% and 67.4% of total Closed Block invested assets at December 31, 2003, 2002 and 2001, respectively.

The following table summarizes Closed Block public and private fixed maturity securities by NAIC Designation and the equivalent ratings of the NRSRO as of December 31, 2003, 2002 and 2001, as well as the percentage, based on carrying value, that each designation comprises.

Total Fixed Maturity Securities by Credit Quality

National Association of Insurance Commissioners Rating	Rating Agency Equivalent	As of December 31, 2003			As of December 31, 2002
		Carrying Value	% of Total	Estimated Fair Value	Carrying Value	% of Total	Estimated Fair Value
		($ in millions)
1.	Aaa/Aa/A	$2,477.9	60.4%	$2,623.6	$2,285.6	59.8%	$2,490.4
2.	Baa	1,278.1	31.2	1,358.2	1,173.5	29.8	1,241.5
3.	Ba	245.6	6.0	259.5	288.4	7.7	321.4
4.	B	60.0	1.5	59.8	94.3	1.6	64.7
5.	Caa and lower	36.8	0.9	43.3	22.3	0.4	15.3
6.	In or near default	1.5	—	4.5	22.7	0.7	27.6

		$4,099.9	100.0%	$4,348.9	$3,886.8	100.0%	$4,160.9

At December 31, 2003, the percentage, based on carrying value, of total public bonds that were investment grade (NAIC Designation 1 or 2) was 95.2%, as compared to 93.2% at December 31, 2002. At December 31, 2003, the percentage, based on carrying value, of total private placement fixed maturity securities that were investment grade (NAIC Designation 1 or 2) was 85.6%, as compared to 83.3% at December 31, 2002.

At December 31, 2003, the carrying value of the Closed Block’s problem and potential problem fixed maturity securities was $108.1 million and $0.0 million respectively, which, in the aggregate, represented approximately 2.6% of the total fixed maturity portfolio. At December 31, 2002, the carrying value of the Closed Block’s problem and potential problem fixed maturity securities was $136.9 million and $3.6 million respectively, which, in the aggregate, represented approximately 3.5% of the total fixed maturity securities portfolio. At December 31, 2003 and 2002, the Company had no fixed maturity securities which had been restructured.

The Company has a well-diversified portfolio of fixed maturity securities in the Closed Block. The portfolio at December 31, 2003 included 21.7% in consumer goods and services, 18.7% in government and agency and the remaining 59.6% in other sectors, none of which exceeded 10.0% of total fixed maturity securities. The portfolio at December 31, 2002 included 18.8% in consumer goods and services, 10.0% in financial services and the remaining 71.2% in other sectors, none of which exceeded 10.0% of total fixed maturity securities.

The carrying value and estimated fair value of fixed maturity securities held in the Closed Block, by contractual maturity dates (excluding scheduled sinking funds), as of December 31, 2003 and 2002 are as follows:

Fixed Maturity Portfolio by Contractual Maturity Dates

	As of December 31, 2003		As of December 31, 2002
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	($ in millions)
Due in one year or less	$130.3	$134.0	$363.4	$366.6
Due after one year through five years	1,008.1	1,097.1	1,005.5	1,082.7
Due after five years through ten years	1,504.1	1,612.1	1,413.9	1,541.3
Due after ten years	1,058.7	1,083.1	595.6	633.1

Subtotal	3,701.2	3,926.3	3,378.4	3,623.7
Mortgage-backed and other asset-backed securities	398.7	422.6	508.4	537.2

Total	$4,099.9	$4,348.9	$3,886.8	$4,160.9

Mortgage Loans

Mortgage loans, consisting of commercial, agricultural and residential loans, comprised 10.3% and 11.1% of total invested assets in the Closed Block at December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, commercial mortgage loans comprised $558.2 million and $593.1 million, or 91.0% and 93.3% of total mortgage loan investments, respectively. Agricultural loans comprised $44.5 million and $42.5 million, or 7.4% and 6.7% of total mortgage loans, and residential mortgages comprised $0.2 million and $0.2 million of total mortgage loan investments at the dates indicated, respectively.

Commercial Mortgage Loans

Following is a summary of Closed Block commercial mortgage loans by geographic area and property type as of December 31, 2003 and 2002, respectively.

Mortgage Loan Distribution by Geographic Area and by Property Type

	As of December 31, 2003			As of December 31, 2002
Geographic Area	Number of Loans	Carrying Value	% of Total Value	Number of Loans	Carrying Value	% of Total Value
	($ in millions)
Southeast	19	$152.2	27.3%	19	$170.5	28.7%
Northeast	10	97.8	17.5	10	126.8	21.4
West	7	70.0	12.6	8	97.7	16.5
Midwest	15	118.0	21.1	13	91.3	15.4
Mountain	8	85.9	15.4	6	75.9	12.8
Southwest	4	34.3	6.1	5	30.9	5.2

Total	63	$558.2	100.0%	61	$593.1	100.0%

Property Type
Office	28	$324.7	58.2%	25	$336.4	56.7%
Retail	10	77.7	13.9	10	74.9	12.6
Mixed Use	8	43.4	7.8	9	46.9	7.9
Industrial	13	70.5	12.6	12	67.6	11.4
Hotel	2	23.3	4.2	3	50.4	8.5
Apartments	2	18.6	3.3	2	16.9	2.9
Other	—	—	—	—	—	—

Total	63	$558.2	100.0%	61	$593.1	100.0%

The following table presents the Closed Block’s commercial mortgage loan maturity profile for the periods indicated.

Commercial Mortgage Loan Portfolio Maturity Profile

	As of December 31,
	2003		2002
	Carrying Value	% of Total	Carrying Value	% of Total
	($ in millions)
1 year or less	$27.7	5.0%	$30.4	5.2%
Due after one year through five years	176.5	31.6	181.6	30.7
Due after five years through ten years	157.7	28.2	201.1	34.0
Due after ten years	196.3	35.2	177.6	30.1

Total	$558.2	100.0%	$590.7	100.0%

Problem, Potential Problem and Restructured Commercial Mortgages

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying value of all commercial mortgages as of the dates indicated. The table also presents the valuation allowances and writedowns that the Company recorded relative to commercial mortgages defined as problem, potential problem and restructured as of each of the dates above.

Problem, Potential Problem and Restructured Commercial Mortgages at Carrying Value

	As of December 31,
	2003	2002
	($ in millions)
Total commercial mortgages	$558.2	$593.1

Problem commercial mortgages	—	—
Potential problem commercial mortgages	15.2	103.4
Restructured commercial mortgages	2.9	6.3

Total problem, potential problem and restructured commercial mortgages	$18.1	$109.7

Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	3.2%	18.5%

Valuation allowances/writedowns(1):
Problem loans	$—	$—
Potential problem loans	0.6	6.3
Restructured loans	2.1	2.1

Total valuation allowances/writedowns(1)	$2.7	$8.4

Total valuation allowances/writedowns as a percent of problem, potential problem and restructured commercial mortgages at carrying value before valuation allowances and writedowns	13.0%	7.1%

(1)	Includes impairment writedowns recorded in accordance with Statements of Standard Accounting Practice No. 37, Mortgage Loans.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other mortgage loans so classified based on the Company’s historical loss experience for those investments. As of December 31, 2003, 2002 and 2001, these reserves were $6.4 million, $5.9 million and $6.7 million, respectively.

Investment of SRA

The principal source of payment of principal and interest on the Insured Notes is interest income on the SRA and release of those assets as Closed Block liabilities are met over time. The SRA were initially selected by MONY Life prior to the effective date of the offering of the Insured Notes. The selection and the investment management of the SRA is required under the Indenture conform to the investment policy set forth in the Indenture.

The statutory basis book value of the SRA at December 31, 2003 was approximately $1.7 billion.

Investment of Funds in the DSCA

The Company pledged the DSCA as collateral for the Company’s obligations under the Insured Notes and to Ambac. For as long as the Company remains obligated under the Insured Notes or have any outstanding obligations to Ambac, the Company will maintain the DSCA. One or more of the Company’s affiliates manages the investment of assets in the DSCA, in accordance with the investment policy set forth in the Indenture.

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

The following table sets forth the withdrawal characteristics of MONY’s total annuity reserves and deposit liabilities at December 31, 2003 and 2002:

Withdrawal Characteristics of Annuity Reserves and Deposit Liabilities

	Amount at
	December 31, 2003	Percent of Total	December 31, 2002	Percent of Total
	(in millions)
Not subject to discretionary withdrawal Provisions	$1,044.0	41.0	$975.0	41.0%
Subject to discretionary withdrawal — with market value adjustment or at book value less surrender charge	803.0	32.0%	709.0	30.0%

Subtotal	1,847.0	73.0%	1,684.0	71.0%
Subject to discretionary withdrawal — without adjustment at book value	684.0	27.0%	686.0	29.0%

Total annuity reserves and deposit liabilities (gross)	2,531.0	100.0%	2,370.0	100.0%

Less reinsurance	66.0		68.0

Total annuity reserves and deposit liabilities (net)	$2,465.0		$2,302.0

The following table sets forth by product line the actual amounts paid in connection with surrenders and withdrawals for the years ended December 31, 2003 and 2002 (in millions):

	2003	2002
Product Line:
Traditional Life	$325.0	$346.3
Variable and universal life	7.3	7.4
Annuities(1)	62.2	69.0
Group pension(2)	142.4	162.4

Total	$536.9	$585.1

(1)	Excludes approximately $3.8 million and $8.7 million for the years ended December 31, 2003 and 2002, respectively, relating to surrenders associated with an exchange program offered by MONY Life wherein contract holders surrendered old flexible premium variable annuity contracts and reinvested the proceeds in a new enhanced flexible premium variable annuity product offered by MONY Life.
(2)	Excludes transfers between funds within the MONY Life benefit plans.

MONY’s principal sources of liquidity to meet unexpected cash outflows are its portfolio of liquid assets and its net operating cash flow. MONY reported net cash flow from operations of $236.2 million in 2003 and $384.2 million in 2002. MONY’s liquid assets include substantial Treasury holdings, short-term money market investments and marketable long-term fixed income securities. Management believes that the Company’s sources of liquidity are more than adequate to meet its anticipated needs. As of December 31, 2003, MONY had total liquidity of approximately $5.5 billion comprised of $3.7 billion public and $1.8 billion private bonds in categories 1 and 2 and cash and short-term investments of $87.5 million.

At December 31, 2003 the Company had commitments to contribute capital to its equity partnership investments of $58.6 million.

At December 31, 2003 the Company had commitments to issue the following: $0.7 million of a fixed rate agricultural loan with periodic interest rate resets with an initial interest rate of 6.35%. In addition the Company had commitments to issue $94.3 million of fixed and floating rate commercial and mezzanine mortgage loans with interest rates ranging from 3.67% to 8.00% and $5.0 million of a private fixed maturity security with an interest rate of 5.71%.

MONY Group maintains a syndicated credit facility with banks aggregating $150.0 million. This facility was renewed in July 2003 with a renewal date in July 2004. The purpose of this facility is to provide additional liquidity for any unanticipated short-term cash needs that MONY Group might experience and also to serve as support for MONY Group’s $150 million commercial paper program. In accordance with specified covenants of the facility, MONY Life and its insurance subsidiaries are required to maintain a tangible net worth determined in accordance with Statutory Accounting Practices of not less than $900.0 million and MONY Group is required to maintain (a) a debt to capitalization ratio not to exceed 40%, and (b) cash and cash equivalents, as defined in the credit facility, on a separate company basis equal to or greater of $75.0 million or one and one half years debt service. As of December 31, 2003, MONY Group was in compliance with each of the covenants. MONY Group has not borrowed against the facility since its inception, and did not have any commercial paper outstanding as of December 31, 2003.

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

Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to its investments in fixed maturity securities and mortgage loans outside the Closed Block (see Note 20 to the MONY Holdings and Subsidiary Consolidated Financial Statements). The carrying value of investments in fixed maturity securities and mortgage loans outside the Closed Block represent 85.2%, at December 31, 2003, of the aggregate carrying value of the Company’s consolidated invested assets outside the Closed Block (excluding the DSCA sub-account OB and sub-account CBB). Substantially all of the Company’s fixed maturity securities are U.S. dollar-denominated securities. As part of its asset/liability management discipline, quantitative analyses are conducted that model the assets with interest rate risk assuming various changes in interest rates. The table below shows the Company’s potential exposure, measured in terms of fair value, to an immediate 100 basis point increase in interest rates from levels prevailing at December 31, 2003. A 100 basis point fluctuation in interest rates is a hypothetical interest rate scenario used to calibrate potential risk and does not represent management’s view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed maturity securities and mortgage loans, they are based on the Company’s portfolio exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities.

The table below shows the potential fair value exposure of assets with interest rate risk to an immediate +100 basis point change in interest rates from those prevailing at December 31, 2003 and 2002.

	At December 31, 2003	+100 Basis Point Change	At December 31, 2002	+100 Basis Point Change
	($ in millions)
	Change in Fair Value
Assets with Interest Rate Risk — Fair Value
Fixed Maturity Securities	$8,535.7	$(407.5)	$7,890.0	$(329.0)
Mortgage Loans	1,926.9	(71.6)	2,065.5	(75.9)

Total	$10,462.6	$(479.1)	$9,955.5	$(404.9)

In addition to its interest rate risk relating to fixed maturity securities and mortgage loans, the Company has interest rate exposure relating to its interest rate swaps and its long-term debt obligations.

The table below shows the potential fair value exposure of interest rate swaps to an immediate +100 basis point change in interest rates from those prevailing at December 31, 2003 and 2002.

Swaps with Interest Rate Risk — Fair Value

	At December 31, 2003	+100 Basis Point Change	At December 31, 2002	+100 Basis Point Change
	($ in millions)
Interest rate swaps	$28.2	$(24.3)	$27.8	$(26.2)

The table below shows the potential fair value exposure of long term debt with interest rate risk to an immediate +100 basis point change in interest rates from those prevailing at December 31, 2003 and 2002.

Long Term Debt with Interest Rate Risk — Fair Value

	At December 31, 2003	+100 Basis Point Change	At December 31, 2002	+100 Basis Point Change
	($ in millions)
Insured Notes	$300.0	$3.0	$300.0	$3.0

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

The table below shows the potential fair value exposure of assets with equity price risk to an immediate, 10.0% drop in equity prices from those prevailing at December 31, 2003 and 2002.

Assets with Equity Price Risk — Fair Value

	At December 31, 2003	-10% Basis Point Change	At December 31, 2002	-10% Basis Point Change
	($ in millions)
Equity securities	$257.3	$(25.7)	$249.0	$(24.9)

Policyholders’ Liability Characteristics

Due to the manner in which the Closed Block was funded and the ability of management to adjust dividends paid on Closed Block policies, as more fully explained in Note 3 to the Consolidated Financial Statements, management believes that the Company’s exposure to market risk with respect to liabilities and assets allocated to the Closed Block is minimal.

Policyholders’ liabilities outside the Closed Block at December 31, 2003 consisted of future policy benefits, policyholders’ account balances, and other policyholder liabilities of $1,110.6 million, $2,975.6 million, and $127.0 million, respectively. These liabilities were backed, at such date, by approximately $8.3 billion of assets (which represented all general account assets of the insurance subsidiaries of MONY Holdings), including invested assets of approximately $5.9 billion. Ensuring that the expected cash flows generated by the assets are sufficient, given the policyholder obligations, is an explicit objective of the Company’s asset/liability management strategy. Following is a discussion of the Company’s policyholders’ policy and annuity liabilities at December 31, 2003.

•	Future Policy Benefits. Products in the future policy benefits category contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated, resulting in an investment return lower than that assumed in pricing. Products comprising this category include single premium whole life, yearly renewable term, level term policies, group pensions, group life and health insurance, supplementary contracts with life contingencies, and immediate annuities. Future policy benefit liabilities on such business outside the Closed Block aggregated approximately $0.7 billion at December 31, 2003. The guaranteed rate on single premium whole life business, which represents policyholder liabilities of approximately $0.1 billion at December 31, 2003, is 6.0%. Also included in this category are disability income future policy benefit liabilities of approximately $0.4 billion at December 31, 2003. All such business was reinsured effective December 31, 1997.

•	Policyholders’ Account Balances and Other Policyholders’ Liabilities. Products in the policyholders’ account balances and other policyholders’ liabilities categories credit interest to policyholders, subject to market conditions and minimum guarantees. Interest crediting on the products in this category may be reset periodically. Policyholders may surrender at book value, but under the terms of certain of the products in this category they may be subject to surrender charges for an initial period. Product examples include single premium deferred annuities, universal life contracts, and the general account portion of the Company’s variable annuity products. In general, the Company’s investment strategy is designed to manage a portfolio of assets with appropriate duration and convexity consistent with the characteristics and risk elements of the products comprising the policyholder account balance liabilities. Liability durations are short to intermediate term for annuities and intermediate term for life insurance products.

Asset and Liability Management Techniques

Asset and liability management is integrated into many aspects of the Company’s operations, including investment decisions, product development and determination of interest crediting rates. As part of the risk management process, numerous scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policy terms and policyholder behavior, such as persistency, under differing crediting rate strategies. On the basis of these analyses, management believes there is no material solvency risk to the Company with respect to interest rate movements up or down 100 basis points from rate levels at December 31, 2003 or with respect to a 10 percent drop in equity prices from December 31, 2003.

Item 8. Financial Statements and Supplementary Data.

INDEX TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND

STATUTORY FINANCIAL STATEMENTS

Generally Accepted Accounting Principles Consolidated Financial Statements of MONY Holdings, LLC and Subsidiary:

Statutory Financial Statements of MONY Life Insurance Company:

Report of Independent Auditors

To the Member of

MONY Holdings, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, statements of changes in member’s equity and statements of cash flows present fairly, in all material respects, the financial position of MONY Holdings, LLC and Subsidiary (the “Company”), a wholly owned entity of The MONY Group Inc., at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for intangible and long-lived assets in 2002.

PricewaterhouseCoopers LLP

New York, New York

February 4, 2004, except for matters described as subsequent events in Note 18, to which the date is March 9, 2004.

MONY HOLDINGS LLC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
	($ in millions)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (Note 6)	$8,396.3	$7,828.2
Trading account securities, at fair value (Note 6)	78.3	—
Equity securities available-for-sale, at fair value (Note 6)	251.7	247.7
Mortgage loans on real estate (Note 8)	1,782.4	1,877.4
Policy loans	1,180.0	1,212.5
Real estate to be disposed of	—	26.8
Real estate held for investment	174.1	180.2
Other invested assets	99.5	97.3

	11,962.3	11,470.1

Cash and cash equivalents	350.8	223.7
Accrued investment income	204.4	204.0
Debt Service Coverage Account (Note 22)
Sub-account OB	66.9	64.7
Sub-account CBB	7.5	9.4
Amounts due from reinsurers	605.0	695.2
Deferred policy acquisition costs (Note 10)	1,325.4	1,226.4
Other assets	549.8	543.8
Separate account assets	4,854.9	4,140.6

Total assets	$19,927.0	$18,577.9

LIABILITIES AND MEMBER’S EQUITY
Future policy benefits	$8,041.5	$7,949.9
Policyholders’ account balances	3,265.8	2,779.7
Other policyholders’ liabilities	267.9	289.2
Amounts due to reinsurers	71.7	67.7
Accounts payable and other liabilities	971.9	1,006.5
Long term debt (Note 16)	516.9	516.9
Current federal income taxes payable	144.8	108.5
Separate account liabilities	4,851.9	4,137.6

Total liabilities	18,132.4	16,856.0
Commitments and contingencies (Note 18)
Member’s capital	1,805.5	1,762.4
Retained earnings	(63.2)	(96.1)
Accumulated other comprehensive income	52.3	55.6

Total member’s equity	1,794.6	1,721.9

Total liabilities and member’s equity	$19,927.0	$18,577.9

See accompanying notes to consolidated financial statements.

MONY HOLDINGS LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
	($ in millions)
Revenues:
Premiums	$705.2	$690.4	$695.3
Universal life and investment-type product policy fees	210.9	200.5	207.2
Net investment income (Note 5)	726.9	727.1	676.9
Net realized gains/(losses) on investments (Note 5)	46.4	(151.0)	(12.3)
Group Pension Profits (Note 13)	—	82.3	30.7
Other income	226.6	169.3	189.1

	1,916.0	1,718.6	1,786.9

Benefits and expenses:
Benefits to policyholders	841.5	803.1	814.7
Interest credited to policyholders’ account balances	139.4	119.3	110.5
Amortization of deferred policy acquisition costs	120.0	156.1	158.8
Dividends to policyholders	224.3	188.0	236.6
Other operating costs and expenses	540.3	474.7	519.4

	1,865.5	1,741.2	1,840.0

Income/(loss) from continuing operations before income taxes	50.5	(22.6)	(53.1)
Income tax expense/(benefit)	12.3	(7.8)	(19.1)

Income/(loss) from continuing operations	38.2	(14.8)	(34.0)
Discontinued operations: income/(loss) from real estate to be disposed of, net of income tax expense/(benefit) of $3.1million and ($1.4) million for the years ended December 31, 2003 and 2002, respectively.	5.9	(2.5)	—

Net income/(loss)	44.1	(17.3)	(34.0)
Other comprehensive (loss)/income, net (Note 5)	(3.3)	17.5	25.1

Comprehensive income/(loss)	$40.8	$0.2	$(8.9)

See accompanying notes to consolidated financial statements.

MONY HOLDINGS LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY

Years Ended December 31, 2003, 2002, and 2001

	Member’s Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Member’s Equity
	($ in millions)
Balance, December 31, 2000	$1,631.1	$382.4	$13.0	$2,026.5
Dividends		(115.0)		(115.0)
Comprehensive income:
Net loss		(34.0)		(34.0)
Other comprehensive income:
Unrealized gains on investments net of unrealized losses, reclassification adjustments, and taxes (Note 5)			36.6	36.6
Minimum pension liability adjustment			(11.5)	(11.5)

Other comprehensive income			25.1	25.1
Comprehensive income/(loss)				(8.9)

Balance, December 31, 2001	1,631.1	233.4	38.1	1,902.6

Dividends		(312.2)		(312.2)
Capital contribution from Parent	131.3			131.3
Comprehensive income:
Net loss		(17.3)		(17.3)
Other comprehensive income:
Unrealized gains on investments net of unrealized losses, reclassification adjustments, and taxes (Note 5)			19.4	19.4
Minimum pension liability adjustment			(1.9)	(1.9)

Other comprehensive income			17.5	17.5
Comprehensive income				0.2

Balance, December 31, 2002	1,762.4	(96.1)	55.6	1,721.9

Unamortized restricted stock compensation	3.1			3.1
Dividends		(11.2)		(11.2)
Capital contribution from Parent	40.0			40.0
Comprehensive income:
Net income		44.1		44.1
Other comprehensive income:
Unrealized losses on investments net of unrealized gains, reclassification adjustments, and taxes (Note 5)			(4.5)	(4.5)
Minimum pension liability adjustment			1.2	1.2

Other comprehensive income			(3.3)	(3.3)
Comprehensive income				40.8

Balance, December 31, 2003	$1,805.5	$(63.2)	$52.3	$1,794.6

See accompanying notes to consolidated financial statements.

MONY HOLDINGS LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
	($ in millions)
Cash flows from operating activities (Note 4):
Net income/(loss)	$44.1	$(17.3)	$(34.0)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Interest credited to policyholders’ account balances	119.7	103.1	92.0
Universal life and investment-type product policy fee income	(117.2)	(112.4)	(117.8)
Capitalization of deferred policy acquisition costs	(233.7)	(213.1)	(194.5)
Amortization of deferred policy acquisition costs	120.0	156.1	158.8
Provision for depreciation and amortization	36.3	36.8	64.9
Provision for deferred federal income taxes	(45.6)	31.7	(6.4)
Net realized (gains)/losses on investments	(46.4)	151.0	12.3
Non-cash distributions from investments	5.6	(14.9)	52.9
Change in other assets and accounts payable and other liabilities	110.4	(138.5)	(55.1)
Change in future policy benefits	91.6	79.9	75.5
Change in other policyholders’ liabilities	(21.3)	8.1	(14.8)
Change in current federal income taxes payable	36.3	(0.6)	(12.2)
(Income)/loss on discontinued real estate operations	(9.0)	3.9	—

Net cash provided by operating activities	90.8	73.8	21.6

Cash flows from investing activities:
Sales, maturities or repayments of:
Fixed maturity securities	1,864.8	1,161.3	1,275.7
Equity securities	50.2	11.1	39.9
Mortgage loans on real estate	538.8	423.2	341.6
Policy loans, net	32.6	16.4	35.7
Other invested assets	82.3	39.3	57.9
Acquisitions of investments:
Fixed maturity securities	(2,499.4)	(1,722.7)	(1,398.0)
Equity securities	(42.3)	(153.5)	(51.4)
Mortgage loans on real estate	(423.5)	(503.4)	(405.3)
Property and equipment, net	(24.3)	(25.5)	(41.2)
Other invested assets	(53.8)	(18.5)	(127.5)

Net cash used in investing activities	(474.6)	(772.3)	(272.6)

Cash flows from financing activities:
Issuance of debt	—	300.0	—
Repayments of debt	—	—	(0.1)
Funding of debt service coverage account	(0.9)	(70.5)	—
Debt issuance costs	(0.6)	(7.9)	—
Proceeds of demand note payable to affiliate	—	121.0	—
Repayment of demand note payable to affiliate	—	(121.0)	—
Receipts from annuity and universal life policies credited to policyholders’ account balances	1,219.6	1,179.2	1,150.9
Return of policyholders’ account balances on annuity policies and universal life policies	(736.0)	(727.3)	(979.3)
Capital contribution	40.0	255.9	—
Dividends paid to shareholder	(11.2)	(312.2)	(115.0)

Net cash provided by financing activities	510.9	617.2	56.5

Net increase/(decrease) in cash and cash equivalents	127.1	(81.3)	(194.5)
Cash and cash equivalents, beginning of year	223.7	305.0	499.5

Cash and cash equivalents, end of year	$350.8	$223.7	$305.0

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$23.4	$(31.8)	$4.6
Interest	$38.7	$28.7	$19.8

See accompanying notes to consolidated financial statements.

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business:

On February 27, 2002, MONY Holdings, LLC (“MONY Holdings”) was formed as a downstream, wholly owned, holding company of The MONY Group Inc. (the “MONY Group”). MONY Group formed MONY Holdings for the purpose of issuing debt tied to the performance of the Closed Block Business within MONY Life (see Note 21). On April 30, 2002, MONY Holdings commenced its operations and, through a structured financing tied to the performance of the Closed Block Business within MONY Life, issued $300.0 million of floating rate insured debt securities (the “Insured Notes”) in a private placement. In addition, MONY Group, pursuant to the terms of the structured financing, transferred all of its ownership interest in MONY Life to MONY Holdings. Other than activities related to servicing the Insured Notes in accordance with the Insured Notes indenture and its ownership interest in MONY Life, MONY Holdings has no operations and engages in no other activities.

Proceeds to MONY Holdings from the issuance of the Insured Notes, after all offering and other related expenses, were approximately $292.6 million. Of this amount, $60.0 million was deposited in a Debt Service Coverage Account (the “DSCA”), pursuant to the terms of the note indenture, to provide collateral for the payment of interest and principal on the Insured Notes and the balance of approximately $232.6 million was distributed to MONY Group in the form of a dividend. The Insured Notes mature on January 21, 2017. The Insured Notes pay interest only through January 21, 2008 at which time principal payments will begin to be made pursuant to an amortization schedule. Interest on the Insured Notes is payable quarterly at an annual rate equal to three month LIBOR plus 0.55%. Concurrent with the issuance of the Insured Notes, MONY Holdings entered into an interest rate swap contract (the “Swap”), which locked in a fixed rate of interest on the Insured Notes at 6.44%. Including debt issuance costs of $7.4 million and the cost of the insurance policy (75 basis points per annum) (the “Insurance Policy”), which guarantees the scheduled principal and interest payments on the Insured Notes, the all-in cost of the indebtedness is 7.36%. See Note 22 for further information regarding the Insured Notes.

MONY Holdings through its wholly owned direct and indirect subsidiaries (MONY Holdings and its subsidiaries are collectively referred to herein as the “Company”), provides life insurance, annuities, corporate-owned and bank-owned life insurance (“COLI and BOLI”), mutual funds, securities brokerage, business and estate planning. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by its principal life insurance operating subsidiary, and (ii) financial advisors and account executives of its securities broker dealer subsidiaries. The Company’s Wholesale channel is comprised of (i) MONY Partners, a division of MONY Life, (ii) independent third party insurance brokerage general agencies and securities broker dealers and (iii) its corporate marketing team which markets COLI and BOLI products. For the year ended December 31, 2003, Retail distribution accounted for approximately 17.6% and 42.6% of sales of protection and accumulation products, respectively, while Wholesale distribution accounted for 82.4% and 57.4% of sales of protection and accumulation products, respectively. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico, and currently insures or provides other financial services to more than one million individuals.

MONY Life’s principal wholly owned direct and indirect operating subsidiaries include: (i) MONY Life Insurance Company of America (“MLOA”), an Arizona domiciled life insurance company, (ii) Enterprise Capital Management (“Enterprise”), a distributor of both proprietary and non-proprietary mutual funds, (iii) U.S. Financial Life Insurance Company (“USFL”), an Ohio domiciled insurer underwriting specialty risk life insurance business, (iv) MONY Securities Corporation (“MSC”), a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force,

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(v) MONY Brokerage, Inc. (“MBI”), a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so they can meet the insurance and investment needs of their customers, (vi) MONY Consultoria e Corretagem de Seguros Ltda., a Brazilian domiciled insurance brokerage subsidiary, which principally provides insurance brokerage services to unaffiliated third party insurance companies in Brazil, (vii) MONY Bank & Trust Company of the Americas, Ltd., a Cayman Islands bank and trust company, which provides investment and trust services to nationals of certain Latin American countries, and (viii) MONY Life Insurance Company of the Americas, Ltd., a Cayman Islands based insurance company, which provides life insurance and annuity products to nationals of certain Latin American countries.

Expenses incurred by MONY Holdings and its subsidiary, as reflected in the consolidated statements of income and comprehensive income, reflect all costs associated with conducting the business of MONY Holdings and its subsidiary. MONY Life incurs all costs associated with its operations, except asset management services. Asset management fees are charged directly to MONY Life by an affiliate of MONY Group for negotiated market based fees based on asset type, and are periodically accrued based on average invested assets. MONY Life directly incurs interest expense on intercompany debt with its ultimate parent company, MONY Group, based on contractual terms, which management believes reflect terms materially similar to an arm’s-length transaction. Income taxes are determined based on MONY Holdings operating as a separate entity. Costs incurred by MONY Holdings’ parent, MONY Group, represent incremental expenses (primarily transfer agent fees, stock option expenses, and printing costs) incurred by MONY Group that MONY Holdings would not incur as a stand-alone entity.

2. Proposed Merger with AXA Financial, Inc.:

On September 17, 2003, MONY Group entered into an Agreement and Plan of Merger with AXA Financial, Inc. (“AXA Financial”), and AIMA Acquisition Co. (“AIMA”), which was subsequently amended on February 22, 2004 (hereafter referred to collectively as the “AXA Agreement”), pursuant to which MONY Group will become a wholly owned subsidiary of AXA Financial in a cash transaction valued at approximately $1.5 billion. Under the terms of the AXA Agreement, which has been approved by the boards of directors of AXA Financial and MONY Group, MONY Group’s shareholders will receive $31.00 for each share of MONY Group’s common stock. The acquisition contemplated by the AXA Agreement is subject to various regulatory approvals and other customary conditions, including the approval of MONY Group’s shareholders. A special meeting of MONY Group’s shareholders is scheduled for May 18, 2004 to vote on the proposed acquisition of MONY Group by AXA Financial. The transaction is expected to close in the second quarter of 2004. See Note 18 for further information regarding the pending merger transaction.

The Company incurred merger related expenses totaling $0.8 million for the year ended December 31, 2003 in connection with MONY Group’s pending merger transaction with AXA Financial. These expenses are reflected under the caption “other operating costs and expenses” in the Company’s statement of income and comprehensive income.

3. The Closed Block:

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

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

However, because the decision to increase or decrease dividend scales is based on revised estimates as to the ultimate profitability of the Closed Block such actions will not necessarily coincide with periodic reports of the results of the Closed Block. Accordingly, actual earnings that emerge from the Closed Block may either be more or less than the expected Closed Block earnings (or glide path earnings). In accordance with AICPA Statement of Position 00-3 “Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and for Certain Long-Duration Participating Contracts”, actual Closed Block earnings in excess of expected Closed Block earnings (or the “glide path earnings”) in any period are recorded as an additional liability to Closed Block policyholders (referred to as the “deferred dividend liability”) because such excess earnings inure solely to the benefit of the policyholders in the Closed Block. If actual Closed Block earnings are less than expected Closed Block earnings (or the glide path earnings) in any period the difference is

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charged against the balance of any existing deferred dividend liability. If the deferred dividend liability is not sufficient to absorb the difference, any such remaining amount, not absorbed, will remain in earnings for the period and an adjustment will be made to get back on the glide path when earnings emerge in future periods that are sufficient to offset such remaining accumulated difference or through a subsequent reduction in dividend scales. As of December 31, 2003 and 2002, the deferred dividend liability was $65.7 million and $33.2 million, respectively.

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

4. Summary of Significant Accounting Policies:

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MONY Holdings and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

Valuation of Investments and Realized Gains and Losses

The Company’s fixed maturity securities are classified as available-for-sale and trading and are reported at estimated fair value. The Company’s equity securities are comprised of investments in common stocks and venture capital limited partnerships. The Company’s investments in common stocks are classified as available-for-sale and are reported at estimated fair value. The Company’s investments in venture capital limited partnerships are accounted for in accordance with the equity method of accounting or at estimated fair value (with changes in fair value recorded in other comprehensive income) depending upon the Company’s percentage ownership of the partnership and the date it was acquired. In general, partnership interests acquired after May 18, 1995 are accounted for in accordance with the equity method of accounting if the Company’s ownership interest in the partnership exceeds three percent, whereas, if the partnership was acquired prior to May 18, 1995, the equity method would be applied only if the Company’s ownership interest is 20 percent or greater. In the unlikely event that the Company’s ownership interest in a partnership exceeded 50 percent the partnership would be

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated. In all other circumstances, the Company accounts for its investments in venture capital limited partnerships at estimated fair value. Because the underlying partnerships are required under GAAP to mark their investment portfolios to market and report changes in such market value through their earnings, the Company’s earnings will reflect its pro rata share of such mark to market adjustment if it accounts for the partnership investment under the equity method. With respect to partnerships accounted for at fair value, there will be no impact on the Company’s earnings until: (i) the underlying investments held by the partnership are distributed to the Company, or (ii) the underlying investments held by the partnership are sold by the partnership and the proceeds distributed to the Company, or (iii) an impairment of the Company’s investment in the partnership is determined to exist. Unrealized gains and losses on fixed maturity securities available-for-sale and common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized. Unrealized gains and losses on fixed maturity securities classified as trading securities are reflected in current period revenues. The cost of all fixed maturity securities and common stock is adjusted for impairments in value deemed to be other than temporary. Fixed maturity securities deemed to be other than temporarily impaired are analyzed to assess whether such investments should be placed on non-accrual status. A fixed maturity security would be placed on non-accrual status when management believes it will not receive all principal and interest payments according to the original terms. Any cash received on non-accrual status securities is applied against the outstanding principal. These adjustments are reflected as realized losses on investments. Realized gains and losses on sales of investments are determined on the basis of specific identification.

Mortgage loans on real estate are stated at their unpaid principal balances, net of valuation allowances. Valuation allowances are established for the excess of the carrying value of a mortgage loan over its estimated fair value when the loan is considered to be impaired. Mortgage loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the loan’s observable market price (if considered to be a practical expedient), or the fair value of the collateral if the loan is collateral dependent and if foreclosure of the loan is considered probable. The provision for loss is reported as a realized loss on investment. Loans in foreclosure and loans considered to be impaired, other than restructured loans, are placed on non-accrual status. Interest received on non-accrual status mortgage loans is included in investment income in the period received. Interest income on restructured mortgage loans is accrued at the restructured loans’ respective interest rates.

Real estate held for investment, as well as related improvements, is generally stated at cost less depreciation. Depreciation is determined using the straight-line method over the estimated useful life of the asset, which may range from 5 to 40 years. Cost is adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment losses are based on the estimated fair value of the real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Impairment losses on real estate held for investment are reported as realized losses on investments.

Real estate investments meeting the following criteria are classified as “real estate to be disposed of” in the Company’s consolidated balance sheets and the results therefrom are reported as “discontinued operations” in the Company’s consolidated statement of income and comprehensive income as a result of the Company’s adoption in 2002 of Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”):

•	Management, having the authority to approve the action, commits the organization to a plan to sell the property;

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Collateralized Financing Transactions

Securities loaned and borrowed are accounted for as collateralized financing transactions and are recorded at the amount of cash collateral received or advanced. The fee received or paid by the Company is recorded as interest revenue or expense and is reflected in other income and other operating costs and expenses, respectively, in the consolidated statement of income and comprehensive income. The initial collateral advanced or received has a higher market value than the underlying securities. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded, as necessary.

The Company utilizes short-term repurchase agreements as supplementary short-term financing and delivers U.S. Treasury securities as collateral for cash received. These repurchase agreements are accounted for as collateralized financings. The fee paid by the Company is recorded as interest. The Company monitors the market value of securities transferred on a daily basis, and provides additional collateral as necessary.

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

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commissions

The Company earns commissions from clients for execution of securities, mutual funds, and insurance transactions. Commission income and related expenses are recorded on a trade-date basis.

Deferred Sales Commissions

The Company, through Enterprise, sells Class B and C shares, which are subject to a contingent deferred sales charge (“CDSC”). At the time of sale, the Company pays commissions to brokers and dealers for sales of Enterprise Group of Funds Class B and C shares. Class B commissions paid are deferred and amortized on the lesser of six years straight-line, or the period during which related distribution and CDSC revenues are earned. The Company evaluates recoverability through ongoing estimates of future revenues from Class B shares. Class C share commissions are expensed when paid.

Deferred Policy Acquisition Costs (“DPAC”)

The costs of acquiring new business, principally commissions, underwriting, agency, and policy issue expenses, all of which vary with and are primarily related to the production of new insurance business, are deferred.

For participating traditional life policies, DPAC is amortized over the expected life of the contracts (30 years) as a constant percentage based on the present value of estimated gross margins expected to be realized over the life of the contracts using discount rates that grade down from 7.22% in 2004 to 6.97% in the year 2026. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends.

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

The Company conducts programs from time-to-time that allow annuity contract holders to exchange older annuity contracts for new annuity products sold at no cost. The Company has determined that the old and new products are substantially similar and, as such, the Company retains previously recorded DPAC related to the exchanged contract.

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

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Policyholders’ account balances for universal life and investment-type contracts represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals. The weighted average interest crediting rate for universal life products was approximately 5.5%, 5.6% and 5.9% for the years ended December 31, 2003, 2002, and 2001, respectively. The weighted average interest crediting rate for investment-type products was approximately 4.2%, 4.3% and 4.5% for the years ended December 31, 2003, 2002, and 2001, respectively.

Dividends to Policyholders

Dividends to policyholders reflected on the consolidated statement of income and comprehensive income is comprised of policyholder dividends payable in the current year and the change in the deferred dividend liability. Dividends payable to policyholders are determined annually by the board of directors of MONY Life. All but a de minimus amount of dividends paid to policyholders are on policies in the Closed Block. Refer to Note 3 for a more detailed explanation of policyholder dividends, as well as the deferred dividend liability. The change in the deferred dividend liability recognized in the consolidated statement of income and comprehensive income was $23.7 million, $(14.6) million and $21.2 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Participating Business

At December 31, 2003 and 2002, participating business, substantially all of which is in the Closed Block, represented approximately 28.7% and 34.0% of the Company’s life insurance in force, and 70.2% and 73.7% of the number of life insurance policies in force, respectively. For each of the years ended December 31, 2003, 2002, and 2001, participating business represented approximately 79.0%, 82.5%, and 83.5%, respectively, of life insurance premiums.

Stock-Based Compensation

FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), issued in October 1995, prescribes accounting and reporting standards for employee stock-based compensation plans, as well as transactions in which an entity issues equity instruments to acquire goods or services from non-employees. However, for employee stock based compensation plans, SFAS 123 permits companies, at their election, to continue to apply the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which was issued and effective since 1972. SFAS 123 provides no similar election with respect to transactions in which an entity issues equity instruments to acquire goods or services from non-employees. For companies electing to apply the accounting prescribed by APB 25 to their employee stock-based compensation plans, SFAS 123 requires that pro forma disclosure be made of net income and earnings per share as if the fair value accounting prescribed by SFAS 123 had been adopted. The Company elected to apply the accounting prescribed by APB 25 to option grants to employees and, accordingly, make the aforementioned pro forma disclosures. Based on the definition of an “employee” prescribed in the Internal Revenue Code, the Company’s career financial professionals do not qualify as employees. See Note 23 for further discussion of the Company’s stock based compensation plans.

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the effect on the Company’s net income as if the accounting prescribed by SFAS 123 had been applied to the options granted to employees and outstanding as at December 31, 2003, 2002 and 2001:

	For the Years Ended December 31
	2003	2002	2001
	($ in millions)
Net income/(loss), as reported	$44.1	$(17.3)	$(34.0)

Less: Total stock-based employee compensation determined under the fair value method of accounting, net of tax	(5.4)	(5.2)	(4.3)

Pro forma net income/(loss)	$38.7	$(22.5)	$(38.3)

The fair value of each option outstanding is estimated using the Black-Scholes option pricing model with the following assumptions: exercise prices ranging from $20.90 to $44.25, dividend yields ranging from 1.02% to 2.37%, expected volatility ranging from 23.5% to 44.4%, and a range of interest rates from 3.3% to 6.7%. The fair value of options determined using the Black-Scholes pricing model ranged from $6.30 to $18.92 per share at December 31, 2003.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee and career financial professional options have characteristics different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Federal Income Taxes

The Company files a consolidated federal income tax return with its ultimate parent, the MONY Group and its other subsidiaries, as well as the Company’s life and non-life affiliates except Sagamore Financial Corporation, the parent holding company of USFL. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

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

In determining whether a reinsurance contract qualifies for reinsurance accounting, SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” requires that there be a “reasonable possibility” that the reinsurer may realize a “significant loss” from assuming insurance risk under the contract. In making this assessment, the Company projects the results of the policies reinsured under the contract under various scenarios and assesses the probability of such results actually occurring. The projected

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

results represent the present value of all the cash flows under the reinsurance contract. The Company generally defines a “reasonable possibility” as having a probability of at least 10%. In assessing whether the projected results of the reinsured business constitute a “significant loss”, the Company considers: (i) the ratio of the aggregate projected loss, discounted at an appropriate rate of interest (the “aggregate projected loss”), to an estimate of the reinsurer’s investment in the contract, as hereafter defined, and (ii) the ratio of the aggregate projected loss to an estimate of the total premiums to be received by the reinsurer under the contract discounted at an appropriate rate of interest.

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

Separate Accounts

Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent that the value of such assets exceeds the separate account liabilities. Investments held in separate accounts and liabilities of the separate accounts are reported separately as assets and liabilities. Substantially all separate account assets are reported at estimated fair value. Investment income and gains or losses on the investments of separate accounts accrue directly to contract holders and, accordingly, are not reflected in the Company’s consolidated statements of income and comprehensive income and cash flows. Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company’s revenues.

Consolidated Statements of Cash Flows — Non-cash Transactions

For the years ended December 31, 2003, 2002, and 2001, respectively, real estate of $0.0 million, $12.0 million, and $18.0 million was acquired in satisfaction of debt. At December 31, 2003 and 2002, the Company owned real estate acquired in satisfaction of debt of $28.2 million and $33.1 million, respectively. Other non-cash transactions, which are reflected in the statement of cash flows as a reconciling item from net income to net cash provided by operating activities, consisted primarily of stock distributions from the Company’s partnership investments and payment-in-kind for interest due on certain fixed maturity securities.

New Accounting Pronouncements Adopted as of December 31, 2003

On January 1, 2001 the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses are reported based on the hedge relationship that exists, if there is one. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. The Company’s use of derivative instruments is not significant and accordingly, adoption of the standard did not have a material effect on the Company’s results of operations or financial position.

On January 1, 2001 the Company adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125” (“SFAS 140”). SFAS No. 140 specifies the accounting and reporting requirements for securitizations and other transfers of financial

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets and collateral, recognition and measurement of servicing assets and liabilities, and the extinguishment of liabilities. Adoption of the new requirements did not have a material effect on the Company’s results of operations or financial position.

Effective July 1, 2001, the Company adopted SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141 addresses the financial accounting and reporting for all business combinations. This statement requires that all business combinations be accounted for under the purchase method of accounting, abolishes the use of the pooling-of-interest method, requires separate recognition of intangible assets that can be identified and named, and expands required disclosures. All of the Company’s past business combinations have been accounted for under the purchase accounting method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material effect on the Company’s results of operations or financial position.

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. This Statement provides specific guidance for testing the impairment of goodwill and intangible assets. As a result of adopting this standard, the Company no longer recognizes goodwill amortization of approximately $1.3 million on an annualized basis. In addition, since the adoption of this standard, based on the Company’s estimate of its reporting units, the Company has determined that none of its goodwill is impaired (see Note 25).

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). This statement establishes a single accounting model for the impairment or disposal of long-lived assets, including assets to be held and used, assets to be disposed of by other than sale, and assets to be disposed of by sale. SFAS 144 retains many of the same provisions as SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (“SFAS 121”). In addition to retaining the SFAS 121 requirements, SFAS 144 requires companies to present the results of operations of components of the entity that are held for sale as discontinued operations in the consolidated statement of income and comprehensive income. The Company had real estate that meets the definition of a component of the entity. Substantially all of the Company’s real estate to be disposed of resulted from disposal activities initiated prior to the effective date of SFAS 144. The carrying value of real estate to be disposed of at December 31, 2003 and 2002 was $0.0 million and $26.8 million, respectively. The Company’s pretax income/(loss) from real estate to be disposed of for the years ended December 31, 2003 and 2002, which is reported in the Company’s consolidated statement of income and comprehensive income as a discontinued operation, was $9.0 million and $(3.9) million, respectively.

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation — Transition and Disclosure and amendment of FASB Statement No. 123 (“SFAS 148”). This Statement amends SFAS 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The disclosure provisions for SFAS 148 were effective for interim periods beginning after December 15, 2002. The transition provisions of SFAS 148 were effective for financial statements for fiscal years ending after December 31, 2002. As of December 31, 2003, the Company has not adopted the fair value based method of accounting for stock based compensation.

In April 2003, the FASB issued SFAS 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). DIG B36 addresses the need to separately account for an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from modified coinsurance or similar arrangements. Paragraph 12(a) of SFAS 133 indicates that an embedded derivative must be separated from the host contract (“bifurcated”) if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 concludes that bifurcation is necessary in a modified coinsurance arrangement because the yield on the receivable and payable is based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The effective date of implementation was the first day of the first fiscal quarter beginning after September 15, 2003, with earlier application as of the beginning of a fiscal quarter permitted. The adoption of DIG B36 did not have a material impact on the Company’s results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity’s classification of the following free-standing instruments: (i) mandatory redeemable instruments, (ii) financial instruments to repurchase an entity’s own equity instruments, and (iii) financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (a) a fixed monetary amount known at inception or (b) something other than changes in its own equity instruments. SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 was generally effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s results of operations and financial position.

In October 2003, the FASB finalized the proposed FASB Staff Position 46-e Effective Date of Interpretation 46 (“FIN 46”), for Certain Interests Held by a Public Entity (“Staff Position 46-e”). Staff Position 46-e defers the latest date by which all public entities must apply SFAS Interpretation No. 46 Consolidation of Variable Interest Entities (“Interpretation 46”), to the first reporting period ending after December 15, 2003. Interpretation 46 represents an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). ARB 51 requires that a company’s consolidated financial statements include subsidiaries in which the company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as “variable interest entities”) that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. Interpretation 46 provides guidance on identifying variable interest entities and on assessing whether a company’s investment in a variable interest entity requires consolidation thereof. Interpretation 46 was initially effective in January 2003 for investments made in variable interest entities after January 31, 2003 and it was effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The deferral applied to all variable interest entities and potential variable interest entities, both financial and non-financial in nature. Variable interest entities that were previously consolidated in issued financial statements under Interpretation 46 were not unconsolidated. The adoption of Interpretation 46 did not have a material impact on the Company’s results of operations and financial position.

In December 2003, the FASB issued SFAS No. 132 (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132–2003”). SFAS 132-2003 improves the financial statement disclosures for defined benefit plans contained in SFAS No. 132 Employers’ Disclosures about Pensions and

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Postretirement Benefits (“SFAS 132”), which it replaces, and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. SFAS 132-2003 does not change the measurement or recognition of pension plans and other postretirement benefit plans required by SFAS 87 Employers’ Accounting for Pensions, SFAS 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS 106 Employers’ Accounting for Postretirement Benefits Other Than Pensions. The disclosure provisions for SFAS 132-2003 are effective for financial statements with fiscal years ending after December 15, 2003.

New Accounting Pronouncements Not Yet Adopted as of December 31, 2003

In July 2003 the American Institute of Certified Public Accountants issued Statement of Position 03-1 Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). SOP 03-1 provides guidance relating to (i) separate account presentation, (ii) accounting for an insurance enterprise’s interest in separate accounts, (iii) gains and losses on the transfer of assets from the general account, (iv) liability valuation, (v) return based on a contractually referenced pool of assets or index, (vi) determining the significance of mortality and morbidity risk and classification of contracts that contain death or other insurance benefit features, (vii) accounting for contracts that contain death or other insurance benefit features, (viii) accounting for reinsurance and other similar contracts, (ix) accounting for annuitization benefits, (x) sales inducements to contract holders, and (xi) disclosures in the financial statements of an insurance enterprise regarding (a) separate account assets and liabilities, (b) the insurance enterprise’s accounting policy for sales inducements, and (c) the nature of the liabilities and methods and assumptions used in estimating any contract benefits recognized in excess of the account balance. SOP 03-1 is effective for financial statements for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. The adoption of SOP 03-1 will result in an additional liability for Guaranteed Minimum Death Benefits of approximately $0.8 million at January 1, 2004. This increase in reserves will be partially offset by a decrease in DPAC amortization due to lower profit margins as a result of the increased reserves. The adoption of SOP 03-1 is not expected to have any other material impact on the Company’s results of operations and financial position.

In December 2003, the FASB issued SFAS Interpretation No. 46-Revised Consolidation of Variable Interest Entities (“Interpretation 46R”), which incorporates a number of modifications and changes to Interpretation 46 (see – New Accounting Pronouncements Adopted as of December 31, 2003, above). Interpretation 46R clarifies some of the requirements of Interpretation 46, eases some of its implementation problems, and adds new scope exceptions and applicability judgments. Interpretation 46R is effective for reporting periods ending after December 15, 2003 for investments in variable interest entities considered to be special-purpose entities. The implementation of Interpretation 46R for all other investments in variable interest entities is required for reporting periods ending after March 15, 2004, with early adoption permitted. The adoption of FIN 46R is not expected to have a material impact on the Company’s results of operations and financial position.

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Investment Income, Realized and Unrealized Investment Gains (Losses), and Comprehensive Income:

Net investment income for the years ended December 31, 2003, 2002 and 2001 was derived from the following sources:

	2003	2002	2001
	($ in millions)
Net Investment Income
Fixed maturity securities	$501.5	$488.9	$484.4
Equity securities	12.7	7.9	(33.9)
Mortgage loans	143.4	138.6	139.8
Other investments (including cash and short-term)	104.4	126.0	132.7

Total investment income	762.0	761.4	723.0
Investment expenses	35.1	34.3	46.1

Net investment income	$726.9	$727.1	$676.9

Net realized gains (losses) on investments for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

	2003	2002	2001
	($ in millions)
Net Realized Gains (Losses) on Investments
Fixed maturity securities	$42.9	$(79.3)	$(2.6)
Equity securities	(9.1)	(38.7)	(7.8)
Mortgage loans	18.6	(3.0)	9.3
Other invested assets	(6.0)	(30.0)	(11.2)

Net realized gains (losses) on investments	$46.4	$(151.0)	$(12.3)

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of the change in unrealized investment gains (losses), net of related deferred income taxes and the adjustment for deferred policy acquisition costs (see Note 8), which are reflected in Accumulated Other Comprehensive Income for the periods presented. The net change in unrealized investment gains/(losses) and the change in the Company’s minimum pension liability represent the only components of other comprehensive income for the years ended December 31, 2003, 2002 and 2001 as presented below:

	2003	2002	2001
	($ in millions)
Other Comprehensive Income
Change in unrealized gains/(losses):
Fixed maturity securities(1)	$(43.9)	$364.0	$156.7
Equity securities	14.9	(10.3)	(3.4)
Interest rate swap (see Note 1)	7.0	(28.4)	—
Other invested assets	0.7	—	—

Subtotal	(21.3)	325.3	153.3
AEGON Portfolio (See Note 13)	—	(29.3)	31.0

Subtotal	(21.3)	296.0	184.3
Effect on unrealized gains/(losses) on investments attributable to:
DPAC	(12.2)	(67.4)	(30.3)
Deferred federal income taxes	12.0	(79.4)	(48.2)
Net unrealized gains/(losses) and DPAC transferred to the Closed Block	17.0	(129.8)	(69.2)

Change in unrealized gains/(losses) on investments, net	(4.5)	19.4	36.6
Minimum pension liability adjustment	1.2	(1.9)	(11.5)

Other comprehensive (loss)/income	$(3.3)	$17.5	$25.1

(1)	Amounts in 2003 and 2002 include $(0.7) million and $3.5 million, respectively, of changes in unrealized gains/(losses) related to fixed maturity securities, which are on deposit in the DSCA sub-account OB — see Note 22.

The following table sets forth the reclassification adjustments required for the years ended December 31, 2003, 2002, and 2001 to avoid double-counting in comprehensive income items that are included as part of net income for a period that also had been part of other comprehensive income in earlier periods:

	2003	2002	2001
	($ in millions)
Reclassification Adjustments
Unrealized gains/(losses) on investments	$(15.3)	$104.3	$34.6
Reclassification adjustment for gains included in net income	10.8	(84.9)	2.0

Unrealized gains/(losses) on investments, net of reclassification adjustments	$(4.5)	$19.4	$36.6

Unrealized gains/(losses) on investments, (excluding net unrealized gains (losses) on assets allocated to the Closed Block), reported in the above table for the years ended December 31, 2003, 2002 and 2001 are net of income tax expense/(benefit) of $(18.4) million, $101.9 million and $43.2 million, respectively, and $(9.1) million, $(71.4) million and $(32.1) million, respectively, relating to the effect of such unrealized gains (losses) on DPAC.

Reclassification adjustments, excluding net unrealized gains/(losses) on assets allocated to the Closed Block, reported in the above table for the years ended December 31, 2003, 2002 and 2001 are net of income tax

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense (benefit) of $6.5 million, $(22.5) million and $5.1 million, respectively, and $(3.1) million, $4.1 million and $1.8 million, respectively, relating to the effect of such amounts on DPAC.

6. Fixed Maturity and Equity Securities:

Fixed Maturity Securities

The following table presents the amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity securities, including the DSCA Sub-account OB (see Note 21) and amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer, as of December 31, 2003 and 2002.

	Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
	2003	2002	2003	2002	2003	2002	2003	2002
	($ in millions)
U.S. Treasury securities and Obligations of U.S. Government agencies	$1,651.1	$875.6	$42.5	$68.5	$17.9	$0.2	$1,675.7	$943.9
Collateralized mortgage obligations:
Government agency-backed	95.2	169.3	1.7	8.4	0.4	—	96.5	177.7
Non-agency backed	6.5	92.8	0.2	3.4	—	—	6.7	96.2
Other asset-backed securities:
Government agency-backed	6.7	121.9	0.5	5.9	—	—	7.2	127.8
Non-agency backed	314.8	582.1	24.2	34.7	1.5	4.6	337.5	612.2
Foreign governments	52.3	42.5	6.6	6.1	0.2	0.3	58.7	48.3
Utilities	526.5	546.1	39.6	37.1	1.8	7.2	564.3	576.0
Corporate bonds	5,371.3	4,901.3	399.1	386.9	22.5	30.7	5,747.9	5,257.5

Total bonds	8,024.4	7,331.6	514.4	551.0	44.3	43.0	8,494.5	7,839.6
Redeemable preferred stocks	37.0	47.0	4.2	3.5	—	—	41.2	50.5

Total	$8,061.4	$7,378.6	$518.6	$554.5	$44.3	$43.0	$8,535.7	$7,890.1

(1)	The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of fixed maturity securities in the DSCA Sub-account OB at December 31, 2003 are $58.3 million, $2.8 million, $0.0 million and $61.1 million, respectively – see Note 21.
(2)	The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of fixed maturity securities in the DSCA Sub-account OB at December 31, 2002 are $58.3 million, $3.5 million, $0.0 million and $61.8 million, respectively – see Note 21.

The carrying value of the Company’s fixed maturity securities at December 31, 2003 and 2002 is net of adjustments for impairments in value deemed to be other than temporary of $113.5 million and $124.4 million, respectively.

At December 31, 2003 and 2002, there was $23.4 million and $6.7 million, respectively, of fixed maturity securities which had been non-income producing for the twelve months preceding such dates. Interest income that would have been recognized on these fixed maturity securities was $2.8 million and $1.5 million for the years ended December 31, 2003 and 2002, respectively.

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company classifies fixed maturity securities which: (i) are in default as to principal or interest payments; (ii) are to be restructured pursuant to commenced negotiations; (iii) went into bankruptcy subsequent to acquisition; or (iv) are deemed to have other than temporary impairments to value as “problem fixed maturity securities.” At December 31, 2003 and 2002, the carrying value of problem fixed maturity securities held by the Company was $240.4 million and $274.7 million, respectively. The Company defines potential problem securities in the fixed maturity category as securities that are deemed to be experiencing significant operating problems or difficult industry conditions. At December 31, 2003 and 2002, the carrying value of potential problem fixed maturity securities held by the Company was $4.9 million and $8.5 million, respectively. In addition, at December 31, 2003 and 2002, the Company had no fixed maturity securities which had been restructured.

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates (excluding scheduled sinking funds) as of December 31, 2003, are as follows:

	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$265.7	$276.3
Due after one year through five years	2,197.6	2,373.9
Due after five years through ten years	2,998.3	3,193.6
Due after ten years	1,644.0	1,699.1

Subtotal	7,105.6	7,542.9
Mortgage-and asset-backed securities	955.8	992.8

Total	$8,061.4	$8,535.7

Fixed maturity securities that are not due at a single maturity date have been included in the preceding table in the year of final maturity. Actual maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales of fixed maturity securities during 2003, 2002 and 2001 were $1,844.2 million, $468.1 million and $484.3 million, respectively. Gross gains of $70.3 million, $35.1 million and $21.4 million and gross losses of $0.4 million, $6.6 million and $8.3 million were realized on these sales in 2003, 2002 and 2001, respectively.

Equity Securities

The cost, gross unrealized gains and losses, and estimated fair value of marketable and non-marketable equity securities at December 31, 2003 and 2002 are as follows:

	Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
	2003	2002	2003	2002	2003	2002	2003	2002
	($ in millions)
Marketable equity securities	$65.6	$59.9	$8.7	$3.3	$0.9	$2.3	$73.4	$60.9
Non-marketable equity securities	178.0	192.8	16.6	29.5	16.3	35.5	178.3	186.8

	$243.6	$252.7	$25.3	$32.8	$17.2	$37.8	$251.7	$247.7

Proceeds from sales of equity securities during 2003, 2002 and 2001 were $16.9 million, $16.5 million and $31.0 million, respectively. Gross gains of $5.4 million, $2.7 million and $3.1 million and gross losses of $0.9 million, $2.8 million and $9.5 million were realized on these sales during 2003, 2002, and 2001, respectively.

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Other Than Temporary Impairments:

The following table presents certain information by type of investment with respect to the Company’s gross unrealized losses on fixed maturity and equity securities at December 31, 2003, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. This table excludes amounts relating to certain invested assets held pursuant to a reinsurance agreement whereby all the experience from such assets is passed to the reinsurer.

	Less Than 12 Months		Greater Than 12 Months		Total
	Total Market Value	Gross Unrealized Losses	Total Market Value	Gross Unrealized Losses	Total Market Value	Gross Unrealized Losses
	($ in millions)
U.S. Treasury securities and Obligations of U.S. Government Agencies	$877.9	$(17.9)	$0.3	$—	$878.2	$(17.9)
Collateralized mortgage obligations:
Government agency backed	43.0	(0.3)	—	—	43.0	(0.3)
Non government agency backed	—	—	—	—	—	—
Other asset-backed securities:
Government agency backed	—	—	—	—	—	—
Non government agency backed	1.0	—	35.1	(1.5)	36.1	(1.5)
Foreign governments	12.5	(0.2)	—	—	12.5	(0.2)
Utilities	62.4	(1.8)	—	—	62.4	(1.8)
Corporate bonds	628.7	(21.1)	49.0	(1.1)	677.7	(22.2)

Total bonds	1,625.5	(41.3)	84.4	(2.6)	1,709.9	(43.9)
Common stocks	5.7	(0.9)	—	—	5.7	(0.9)

Total temporarily impaired securities	$1,631.2	$(42.2)	$84.4	$(2.6)	$1,715.6	$(44.8)

There were 19 investment grade fixed maturity security positions that have been in an unrealized loss position for more than 12 months as of December 31, 2003. The aggregate gross pre-tax unrealized loss relating to these positions was $2.6 million ($1.7 million after-tax) as of such date. Of these positions: (i) eight comprising approximately $1.8 million ($1.2 million after-tax) of the aforementioned aggregate unrealized loss, were not considered “other than temporarily impaired” principally because of the issuer’s financial strength as indicated by the fact that all such securities were rated “A” or better, (ii) eight comprising approximately $0.8 million ($0.5 million after-tax) of the aforementioned unrealized loss were not considered “other than temporarily impaired” because management is of the opinion that the unrealized loss position was primarily attributable to temporary market conditions affecting the related industry sectors, as well as the fact that management’s analysis of the issuer’s financial strength supported the conclusion that the security was not “other than temporarily impaired”, and (iii) three positions with negligible unrealized losses were U.S. Government securities.

There are no common stock positions that have been in an unrealized loss position for more than 12 months as at December 31,2003.

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Mortgage Loans on Real Estate:

Mortgage loans on real estate at December 31, 2003 and 2002 consist of the following:

	2003	2002
	($ in millions)
Commercial and residential mortgage loans	$1,452.9	$1,592.3
Agricultural mortgage loans	349.5	307.8
Total loans	1,802.4	1,900.1
Less: valuation allowances	(20.0)	(22.7)

Mortgage loans, net of valuation allowances	$1,782.4	$1,877.4

An analysis of the valuation allowances for 2003, 2002 and 2001 is as follows:

	2003	2002	2001
	($ in millions)
Balance, beginning of year	$22.7	$28.4	$32.2
Increase/(decrease) in allowance	0.9	0.8	(0.9)
Reduction due to paydowns, payoffs, and writeoffs	(3.6)	(2.1)	(0.2)
Transfers to real estate	—	(4.4)	(2.7)

Balance, end of year	$20.0	$22.7	$28.4

Impaired mortgage loans along with related valuation allowances as of December 31, 2003 and 2002 are as follows:

	2003	2002
	($ in millions)
Investment in impaired mortgage loans (before valuation allowances):
Loans that have valuation allowances	$14.3	$66.7
Loans that do not have valuation allowances	30.2	90.3

Subtotal	44.5	157.0
Valuation allowances	(3.2)	(14.7)

Impaired mortgage loans, net of valuation allowances	$41.3	$142.3

During 2003, 2002, and 2001, the Company recognized $4.1 million, $11.3 million and $12.8 million, respectively, of interest income on impaired loans.

At December 31, 2003 and 2002, the carrying value of mortgage loans which were non-income producing for the twelve months preceding such dates was $0.0 million and $13.8 million, respectively. Interest income that would have been recognized on these mortgage loans was $2.2 million for the year ended December 31, 2002.

At December 31, 2003 and 2002, the Company had restructured mortgage loans of $15.3 million and $29.8 million, respectively. Interest income of $1.3 million, $1.5 million and $4.3 million was recognized on restructured mortgage loans in 2003, 2002, and 2001, respectively. Gross interest income on these loans that would have been recorded in accordance with the original terms of such loans amounted to approximately $1.6 million, $4.0 million and $7.2 million in 2003, 2002 and 2001, respectively.

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Segment Information:

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

Products comprising the Protection Products segment primarily include a wide range of individual life insurance products, including: whole life, term life, universal life, variable universal life, corporate-owned life, last survivor universal life, last survivor variable universal life, group universal life and special-risk products. In addition, included in the Protection Products segment are: (i) the assets and liabilities transferred pursuant to the Group Pension Transaction (which ceased as of December 31, 2002 – see Note 13), as well as the Group Pension Profits derived therefrom, (ii) the Closed Block assets and liabilities, as well as the revenues and expenses relating thereto (See Notes 3 and 20), and (iii) the Company’s disability income insurance products (which are 100% reinsured and no longer offered by the Company).

The Accumulation Products segment primarily includes flexible premium variable annuities, single and flexible premium deferred annuities, single premium immediate annuities, proprietary mutual funds, investment management services, and certain other financial services products.

The Company’s Other Products segment primarily consists of a securities broker-dealer operation, an insurance brokerage operation, and the run-off businesses. The securities broker-dealer operation markets the Company’s proprietary investment products and, in addition, provides customers of the Company’s protection and accumulation products access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities). The insurance brokerage operation provides the Company’s career agency force with access to variable life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. The run-off businesses primarily consist of group life and health business, as well as group pension business that was not included in the Group Pension Transaction (See Note 13).

Set forth in the table below is certain financial information with respect to the Company’s reportable segments as of and for each of the years ended December 31, 2003, 2002, and 2001, as well as amounts not allocated to the segments. Except for various allocations discussed below, the accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). The Company evaluates the performance of each operating segment based on profit or loss from operations before income taxes and nonrecurring items (e.g., items of an unusual or infrequent nature). The Company does not allocate certain nonrecurring items to the segments. In addition, unless otherwise noted, all segment revenues are from external customers.

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Amounts reported as “reconciling amounts” in the table below primarily relate to: (i) contracts issued by the Company relating to its employee benefit plans, (ii) revenues and expenses of MONY Holdings in 2003 and 2002 (see Note 1), (iii) interest expense associated with the surplus and intercompany surplus notes, (iv) charges totaling $5.8 million, $7.2 million and $56.8 million in 2003 and 2002, and 2001, respectively, associated with the Company’s reorganization activities (see Note 26), (v) a $1.5 million decrease in 2002 in certain reserves established in connection with the reorganization charge recorded in 2002 (see Note 26), and (vii) merger related expenses totaling $0.8 million in 2003 incurred in connection with MONY Group’s pending merger transaction with AXA Financial (see Note 2).

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Summary Financial Information

	2003(4)	2002(5)	2001(3)(6)
	($ in millions)
Premiums:
Protection Products	$667.9	$662.9	$675.5
Accumulation Products	21.2	11.6	5.3
Other Products	16.1	15.9	14.5

	$705.2	$690.4	$695.3

Universal life and investment-type product policy fees:
Protection Products	$170.4	$152.1	$151.6
Accumulation Products	40.6	46.8	54.7
Other Products	(0.1)	1.6	0.9

	$210.9	$200.5	$207.2

Net investment income and net realized gains/(losses) on investments(7)(8):
Protection Products	$649.0	$468.1	$559.4
Accumulation Products	101.3	59.1	68.6
Other Products	20.1	18.5	17.9
Reconciling amounts	11.9	26.5	18.7

	$782.3	$572.2	$664.6

Other income:
Protection Products (1)	$33.5	$84.0	$46.8
Accumulation Products	105.8	96.1	107.4
Other Products	79.9	60.7	57.5
Reconciling amounts	7.4	10.8	8.1

	$226.6	$251.6	$219.8

Benefits to policyholders and interest credited to policyholders’ account balances:
Protection Products	$837.6	$794.2	$815.1
Accumulation Products	106.0	87.9	75.4
Other Products	31.8	30.4	29.2
Reconciling amounts	5.5	9.9	5.5

	$980.9	$922.4	$925.2

Amortization of deferred policy acquisition costs:
Protection Products	$114.8	$110.3	$115.7
Accumulation Products	5.2	45.8	26.1
Reconciling amounts	—	—	17.0

	$120.0	$156.1	$158.8

Other operating costs and expenses:
Protection Products	$268.6	$226.6	$245.5
Accumulation Products	125.1	119.4	127.2
Other Products	96.3	83.3	87.3
Reconciling amounts	50.3	45.4	59.4

	$540.3	$474.7	$519.4

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2003(4)	2002(3)(5)	2001(6)
	($ in millions)
Income before income taxes(7)(8):
Protection Products	$77.8	$50.4	$23.1
Accumulation Products	31.3	(40.7)	5.7
Other Products	(13.1)	(18.2)	(27.3)
Reconciling amounts	(36.5)	(18.0)	(54.6)

	$59.5	$(26.5)	$(53.1)

Assets:
Protection Products (10)	$12,956.9	$12,257.8	$16,188.1
Accumulation Products	5,235.6	4,521.8	5,077.7
Other Products	767.0	988.2	1,125.7
Reconciling amounts	967.5	810.1	994.8

	$19,927.0	$18,577.9	$23,386.3

Deferred policy acquisition costs:
Protection Products	$1,153.4	$1,093.3	$1,087.0
Accumulation Products	172.0	133.1	146.8

	$1,325.4	$1,226.4	$1,233.8

Future policy benefits:
Protection Products	$7,626.3	$7,543.3	$7,467.2
Accumulation Products	207.7	188.6	173.5
Other Products	192.3	203.1	213.9
Reconciling amounts	15.2	14.9	15.4

	$8,041.5	$7,949.9	$7,870.0

Unearned premiums:
Protection Products	$58.2	$54.7	$53.1
Accumulation Products	—	—	—
Other Products	—	2.6	2.8
Reconciling amounts	—	—	—

	$58.2	$57.3	$55.9

Policyholders’ balances and other policyholders’ liabilities:
Protection Products(11)	$1,831.0	$1,629.8	$2,845.9
Accumulation Products	1,491.3	1,225.5	969.0
Other Products	152.4	155.7	145.3
Reconciling amounts	0.8	0.6	0.9

	$3,475.5	$3,011.6	$3,961.1

Separate account liabilities(2)(9):
Protection Products(10)	$826.9	$604.6	$3,783.7
Accumulation Products	3,143.5	2,699.0	3,464.3
Other Products	302.3	298.1	429.7
Reconciling amounts	579.2	535.9	694.1

	$4,851.9	$4,137.6	$8,371.8

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Includes Group Pension Profits in 2002 and 2001 (see Note 13).
(2)	Each segment includes separate account assets in an amount not less than the corresponding liability reported.
(3)	See Note 26 for details regarding the allocation of Reorganization and Other Charges to segments.
(4)	Amounts reported as “reconciling” in 2003 primarily related to (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of MONY Holdings, (iii) interest expense associated with the surplus and intercompany surplus notes (see Note 16), (iv) charges totaling $5.8 million pre-tax relating to the Company’s reorganization activities (see Note 26) and (v) merger related expenses totaling $0.8 million incurred in connection with MONY Group’s pending merger with AXA Financial (see Note 2).
(5)	Amounts reported as “reconciling” in 2002 primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of MONY Holdings, (iii) interest expense associated with the surplus and intercompany surplus notes (see Note 16), (iv) charges totaling $7.2 million pre-tax relating to the Company’s 2003 reorganization activities (see Note 26), and (v) a $1.5 million decrease in certain reserves associated with the Company’s 2001 reorganization charge (see Note 26).
(6)	Amounts reported as “reconciling” in 2001 primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) interest expense associated with the surplus and intercompany surplus notes (see Note 16) and (iii) charges totaling $56.8 million pre-tax relating to the Company’s reorganization activities (see Note 26).
(7)	Amounts reported in 2002 include a loss of $3.9 million pre-tax from discontinued operations, of which $3.3 million, $0.4 million, and $0.2 million, has been allocated to the Protection Products, Accumulation Products and Other Products segments, respectively.
(8)	Amounts reported in 2003 include a gain of $9.0 million pre-tax from discontinued operations, of which $7.7 million, $0.9 million and $0.4 million, has been allocated to the Protection Products, Accumulation Products and Other Products segments, respectively.
(9)	Includes separate account liabilities relating to the Group Pension Transaction of $3,179.5 million as of December 31, 2001 (see Note 13).
(10)	As explained in Note 13, in accordance with GAAP, the Group Pension Transaction did not constitute a sale because the Company retained substantially all the risks and rewards associated with the business transferred to Aegon USA, Inc. (“AEGON”). Accordingly, over the life of the transaction the Company was required to reflect the transferred assets and liabilities on its balance sheet under separate captions entitled “Assets transferred in Group Pension Transaction” and “Liabilities transferred in Group Pension Transaction”. As a result of the expiration of the transaction at December 31, 2002 and the recognition of earnings from the Final Value Payment from AEGON the Company has no further interest in the transferred assets and liabilities and, accordingly, such assets and liabilities are no longer reflected on its balance sheet.

Substantially all of the Company’s revenues are derived in the United States. Revenue derived from outside the United States is not material and revenue derived from any single customer does not exceed 10.0% of total consolidated revenues.

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of revenues by product for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	($ in millions)
Premiums:
Individual life	$667.6	$662.6	$675.1
Disability income insurance	0.3	0.3	0.4
Group insurance	16.1	15.9	14.5
Other	21.2	11.6	5.3

Total	$705.2	$690.4	$695.3

	2003	2002	2001
	($ in millions)
Universal life and investment-type product policy fees:
Universal life	$76.9	$64.8	$68.8
Variable universal life	84.0	78.1	73.4
Group universal life	9.5	9.2	9.4
Individual annuities	40.6	46.8	54.7
Group insurance	(0.1)	1.6	0.9

Total	$210.9	$200.5	$207.2

10. Deferred Policy Acquisition Costs:

Policy acquisition costs deferred and amortized in 2003, 2002, and 2001 are as follows:

	2003	2002	2001
	($ in millions)
Balance, beginning of the year	$1,226.4	$1,233.8	$1,209.7
Costs deferred during the year	233.7	213.1	209.1
Amortized to expense during the year	(120.0)	(156.1)	(158.8)
Effect on DPAC from unrealized (gains) losses	(14.7)	(64.4)	(26.2)

Balance, end of the year	$1,325.4	$1,226.4	$1,233.8

11. Pension Plans and Other Postretirement Benefits:

Pension Plans

The Company has a qualified pension plan covering substantially all of MONY Life’s salaried employees. The provisions of the plan provide both (a) defined benefit accruals based on: (i) years of service, (ii) the employee’s final average annual compensation and (iii) wage bases or benefits under Social Security, and (b) defined contribution accruals based on a Company matching contribution equal to 100% of the employee’s elective deferrals under the incentive savings plan for employees up to 3% of the employee’s eligible compensation and an additional 2% of eligible compensation for each active participant. Effective June 15, 1999, prospective defined contribution accruals in the defined benefit plan ceased and were redirected to the Investment Plan Supplement for Employees of MONY Life. The Company did not make any contribution in the current or prior year under Section 404 of the Internal Revenue Code (“IRC”) because the plan was fully funded under Section 412 of the IRC.

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2002, the Company amended its Qualified Pension plan, which increased certain benefit liabilities payable thereunder. The amendment resulted in an increase of $3.7 million in the plan’s projected benefit obligation.

The assets of the qualified pension plan are primarily invested in MONY Pooled Accounts which include common stock, real estate, and public and private fixed maturity securities. At December 31, 2003 and 2002, $312.0 million and $304.7 million, respectively, were invested in the MONY Pooled Accounts. Benefits of $34.0 million, $30.2 million and $27.9 million were paid by this plan for the years ended December 31, 2003, 2002 and 2001, respectively.

MONY Life also sponsors a non-qualified employee excess pension plan, which provides both defined benefits and defined contribution accruals in excess of Internal Revenue Service (“IRS”) limits to certain employees. The benefits are based on years of service and the employee’s final average annual compensation. Pension benefits are paid from the Company’s general account.

Postretirement Benefits

The Company provides certain health care and life insurance benefits for retired employees and field underwriters of MONY Life. The Company amortizes its postretirement transition obligation over a period of twenty years.

Assumed health care cost trend rates typically have a significant effect on the amounts reported for health care plans, however, under the Company’s postretirement healthcare plan, there is a per capita limit on the Company’s healthcare costs. As a result, a one-percentage point change in the assumed healthcare cost trend rates would have an immaterial effect on amounts reported.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D as well as a Federal subsidy to employers who provide an “actuarial equivalent” prescription drug benefit to employees. The requirements under the Act are not expected to have a material impact on the Company’s results of operations and financial position.

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following presents the change in the benefit obligation, change in plan assets and other information with respect to the Company’s qualified and non-qualified defined benefit pension plans and other benefits which represent the Company’s postretirement benefit obligation:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
	($ in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$431.4	$411.5	$102.1	$104.7
Service cost	6.9	5.9	1.7	1.5
Interest cost	27.8	29.2	6.4	6.7
Plan amendment	—	3.7	—	—
Actuarial loss	29.5	18.0	4.4	(0.9)
Benefits paid	(44.1)	(36.9)	(7.7)	(9.9)

Benefit obligation at end of year	451.5	431.4	106.9	102.1

Change in plan assets:
Fair value of plan assets at beginning of year	354.9	419.5	—	—
Actual return on plan assets	68.2	(32.6)	—	—
Employer contribution	10.2	6.7	7.7	9.9
Benefits and expenses paid	(45.7)	(38.7)	(7.7)	(9.9)

Fair value of plan assets at end of year	387.6	354.9	—	—

Funded status	(63.9)	(76.5)	(106.9)	(102.1)
Unrecognized actuarial loss	149.0	176.6	16.3	12.1
Unamortized transition obligation	1.0	1.7	27.5	30.6
Unrecognized prior service cost	2.2	1.5	(0.6)	(0.7)

Net amount recognized	$88.3	$103.3	$(63.7)	$(60.1)

Amounts recognized in the statement of financial position consist of the following:
Prepaid benefit cost	$132.5	$151.0	$—	$—
Accrued benefit liability	(61.1)	(66.6)	(63.7)	(60.1)
Intangible asset	1.0	1.7	—	—
Accumulated other comprehensive income	15.9	17.2	—	—

Net amount recognized	$88.3	$103.3	$(63.7)	$(60.1)

The Company’s qualified plan had assets of $387.6 million and $354.9 million at December 31, 2003 and 2002, respectively. The projected benefit obligation and accumulated benefit obligation for the qualified plan were $385.6 million and $354.3 million at December 31, 2003 and $365.2 million and $338.9 million at December 31, 2002, respectively.

The projected benefit obligation and accumulated benefit obligation for the non-qualified defined benefit pension plan, which is unfunded, were $65.9 million and $61.1 million at December 31, 2003 and $68.2 million and $66.6 million at December 31, 2002, respectively.

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic benefit cost for the pension and other post-retirement plans are as follows:

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
	($ in millions)
Components of net periodic benefit cost
Service cost	$6.9	$5.9	$8.3	$1.7	$1.5	$1.5
Interest cost	27.8	29.2	30.9	6.4	6.7	7.2
Expected return on plan assets	(26.9)	(39.8)	(45.5)	—	—	—
Amortization of prior service cost	(0.3)	(0.3)	(0.8)	(0.1)	(0.1)	(0.2)
Recognized net actuarial loss/(gain)	17.2	4.6	1.1	0.1	—	—
Amortization of transition items	0.3	0.3	(7.5)	3.1	3.1	3.1

Net periodic benefit cost	$25.0	$(0.1)	$(13.5)	$11.2	$11.2	$11.6

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Weighted-average assumptions for the year ended December 31:
Discount rate	6.1%	6.6%	6.1%	6.6%
Expected return on plan assets	8.0%	10.0%	—	—
Rate of compensation increase(1)	—	—	5.0%	5.0%

(1)	For MONY Life, no benefits bearing incentive compensation is assumed for 2003. Otherwise, benefits bearing compensation is assumed to increase by 4% for all participants eligible for incentive compensation and by 5% for all others. Benefits bearing incentive compensation for the top four officers is assumed to be 50% of base salary after 2003.

MONY Life uses a December 31 measurement date for its pension plans and other postretirement benefits.

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease gradually to 6% for 2010 and remain at that level thereafter.

Plan Assets

The Company’s assumption with respect to the future return on pension plan assets, which at January 1, 2003 was determined to be 8%, is made by management after taking into consideration historic returns on such assets (generally the geometric annual rate of return over at least a ten year period), the actual mix of the pension plan’s invested assets at the valuation date (which is assumed to be consistent in future periods), management’s outlook for future returns on such asset types, and the long-term outlook for such returns in the marketplace. At December 31, 2003 and 2002, the fair value of the pension plan invested assets were comprised of the following:

	Pension Benefits
	2003	2002
Public common stocks	61.5%	49.4%
Public and private fixed maturity securities	29.0%	43.8%
Real estate	4.0%	4.3%
Cash and cash equivalents	5.5%	2.5%

	100.0%	100.0%

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of pension plan assets is determined as follows:

•	Public and Private Fixed Maturity Securities — The estimated fair values of public fixed maturity securities are based upon quoted market prices, where available. The fair values of private fixed maturity securities or public fixed maturity securities which are not actively traded are estimated using values obtained from independent pricing services or, in the case of private placements, by discounting expected future cash flows using a current market interest rate commensurate with the credit quality and term of the investments.

•	Public common stock — The fair values of public common stock investments are determined based on quoted market prices.

•	Real estate — The estimated fair value of real estate is generally computed using the present value of expected future cash flows from the real estate, discounted at a rate commensurate with the underlying risks.

The Company also has a qualified money purchase pension plan covering substantially all career field underwriters. Company contributions of 5% of earnings plus an additional 2% of such earnings in excess of the social security wage base are made each year. At December 31, 2003 and 2002, the fair value of plan assets was $188.2 million and $165.1 million, respectively. For the years ended December 31, 2003, 2002, and 2001, the Company contributed $2.2 million, $2.8 million and $3.2 million to the plan, respectively, which amounts are reflected in “other operating costs and expenses” in the Company’s consolidated statement of income and comprehensive income.

The Company has a non-qualified defined contribution plan, which is unfunded. The non-qualified defined contribution plan projected benefit obligation, which equaled the accumulated benefit obligation, was $61.2 million and $52.9 million as of December 31, 2003 and 2002, respectively. The non-qualified defined contribution plan’s net periodic expense was $11.1 million, $(2.7) million and $(0.2) million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company also has incentive savings plans in which substantially all employees and career field underwriters of MONY Life are eligible to participate. The Company matches field underwriter contributions up to 2% of eligible compensation and may also make an additional profit sharing contribution for non-officer employees. As with the employee excess plan, the Company also sponsors non-qualified excess defined contribution plans for both the field underwriter retirement plan and the incentive savings plan for field underwriters of MONY Life. The Company also sponsors several other 401(k) plans for its smaller subsidiaries which the Company considers immaterial.

12. Income Taxes:

The Company files a consolidated federal income tax return with its parent, MONY Group and its other subsidiaries, as well as the Company’s life and non-life affiliates except Sagamore Financial Corporation and its subsidiaries (see Note 3).

Federal income taxes have been calculated in accordance with the provisions of the Internal Revenue Code of 1986, as amended. A summary of the income tax (benefit)/expense is presented below:

	2003	2002	2001
	($ in millions)
Income tax expense/(benefit):
Current	$61.2	$(40.8)	$(11.6)
Deferred	(48.9)	33.0	(7.5)

Income tax expense/(benefit) from continuing operations	12.3	(7.8)	(19.1)
Discontinued operations	3.1	(1.4)	—

Total	$15.4	$(9.2)	$(19.1)

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal income taxes reported in the consolidated statements of income for the years ended December 31, 2003, 2002 and 2001 are different from the amounts determined by multiplying the earnings before federal income taxes by the statutory federal income tax rate of 35%. The sources of the difference and the tax effects for each of the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
	($ in millions)
Tax at statutory rate	$17.7	$(7.8)	$(19.1)
Dividends received deduction	(6.0)	(1.2)	—
Foreign loss disallowance	4.7	—	—
Tax settlements/accrual adjustments	(4.2)	(3.1)	(16.3)
Meals and entertainment	1.3	1.5	(0.4)
Officers’ life insurance	(3.4)	3.7	1.2
Other	2.2	(0.9)	15.5

Federal Income tax expense/(benefit) from continuing operations	12.3	(7.8)	(19.1)
Federal income tax expense/(benefit) from discontinued operations	3.1	(1.4)	—

Provision for income taxes	$15.4	$(9.2)	$(19.1)

The Company’s federal income tax returns for years through 1993 have been examined by the IRS. No material adjustments were proposed by the IRS as a result of these examinations. In the opinion of management, adequate provision has been made for any additional taxes which may become due pending the outcome of IRS examinations.

The components of deferred tax liabilities and assets at December 31, 2003 and 2002 are as follows:

	2003	2002
	($ in millions)
Deferred policy acquisition costs	$334.6	$134.1
Fixed maturity securities and equity securities	118.0	187.5
Other, net	(11.0)	82.6
Non life subsidiaries	(52.9)	(23.4)

Total deferred tax liabilities	388.7	380.8

Reserves	122.5	133.0
Accrued expenses	59.6	(8.6)
Deferred compensation and benefits	28.9	25.6
Policyholder dividends	35.0	(5.2)
Real estate and mortgages	(25.6)	9.9

Total deferred tax assets	220.4	154.7

Net deferred tax liability	$168.3	$226.1

The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that it will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

13. The Group Pension Transaction:

On December 31, 1993 (the “Group Pension Transaction Date”), the Company entered into an agreement (the “Agreement”) with AEGON USA, Inc. (“AEGON”) under which the Company transferred a substantial

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

portion of its group pension business (hereafter referred to as the “Group Pension Transaction”), including its full service group pension contracts, consisting primarily of tax-deferred annuity, 401(k) and managed funds lines of business, to AEGON’s wholly-owned subsidiary, AUSA Life Insurance Company, Inc. (“AUSA”). The Company also transferred to AUSA the corporate infrastructure supporting the group pension business, including data processing systems, facilities and regional offices. AUSA was newly formed by AEGON solely for the purpose of facilitating this transaction. In connection with the transaction, the Company and AEGON entered into certain service agreements. These agreements, among other things, provided that the Company would continue to manage the transferred assets, and that AUSA would continue to provide certain administrative services to the Company’s remaining group pension contracts not included in the transfer.

Pursuant to the Agreement, the Company agreed to make a $200 million capital investment in AEGON by purchasing $150 million face amount of Series A Notes and $50 million face amount of Series B Notes (hereinafter referred to as the “Notes”). The Series A Notes pay interest at 6.44% per annum and the Series B Notes pay interest at 6.24% per annum. The Series B Notes matured on December 31, 2002 and the Series A Notes matured on April 7, 2003. The Company’s investment in the Series A Notes was intended to provide AEGON with the funding necessary to capitalize AUSA.

In accordance with GAAP, the transaction did not constitute a sale because the Company retained substantially all the risks and rewards associated with the existing deposits on the transferred business (the “Existing Deposits”). Accordingly, the Company reflected the transferred assets and liabilities on its balance sheet under separate captions entitled “Assets transferred in Group Pension Transaction” and “Liabilities transferred in Group Pension Transaction” until the expiration of the agreement, December 31, 2002. In addition, the Company reported in its GAAP earnings the profits from the Existing Deposits as discussed below.

Pursuant to the Agreement, which expired on December 31, 2002, the Company received from AUSA: (i) payments on an annual basis through December 31, 2002 (the “Group Pension Payments”) equal to all of the earnings from the Existing Deposits, (ii) a final payment (the “Final Value Payment”) at December 31, 2002 based on the remaining fair value of the Existing Deposits, and (iii) a contingent payment (the “New Business Growth Payment”) at December 31, 2002 based on new business growth subsequent to the Transaction Date.

With respect to the Group Pension Payments, the annual results from the Existing Deposits were measured on a basis in accordance with the Agreement (such basis hereafter referred to as the “Earnings Formula”) which was substantially the same as GAAP, except that: (i) asset impairments on fixed maturity securities were only recognized when such securities were designated with an NAIC rating of “6”, and (ii) no impairment losses were recognized on mortgage loans until such loans were disposed of, or at the time and in the calculation, of the Final Value Payment. All mortgage loans had been disposed of prior to the calculation of the Final Payment.

Earnings which emerged from the Existing Deposits pursuant to the application of the Earnings Formula were recorded in the Company’s financial statements only after adjustments (primarily to recognize asset impairments in accordance with SFAS Nos. 114 and 115) to reflect such earnings on a basis entirely in accordance with GAAP (such earnings hereafter referred to as the “Group Pension Profits”). Losses which arose from the application of the Earnings Formula for any annual period were reflected in the Company’s results of operations (after adjustments to reflect such losses in accordance with GAAP) only up to the amount for which the Company is at risk (as described below), which at any time is equal to the then outstanding principal amount of the Series A Notes.

Operating losses reported in any annual period pursuant to the Earnings Formula were carried forward to reduce any earnings in subsequent years reported pursuant to the Earnings Formula. Any resultant deficit

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remaining at December 31, 2002 would be deducted from the Final Value Payment and New Business Growth Payment, if any, due to the Company. If a deficit still remained, it would be applied (as provided for in the Agreement) as an offset against the principal payment due to the Company upon maturity of the Series A Notes. As of December 31, 2002, there were no operating losses reported in any annual period during the term of the agreement, nor was the Company eligible for any New Business Growth payment.

For the years ended December 31, 2002 and 2001, AUSA reported earnings to the Company pursuant to the application of the Earnings Formula of $19.1 million and $27.4 million, respectively, and the Company recorded Group Pension Profits of $28.2 million and $30.7 million, respectively. In addition, the Company earned $12.8 million of interest income on the Insured Notes in each of the aforementioned years. In addition, the Company recorded earnings from the Final Value Payment of $54.1 million (before expenses of approximately $6.0 million relating thereto, which are recorded in “other operating costs and expenses” in the 2002 consolidated statement of income and comprehensive income), on December 31, 2002.

The following sets forth certain summarized financial information relating to the Group Pension Transaction for the periods indicated, including information regarding the components of revenue and expense comprising the Group Pension Profits. In accordance with GAAP, the Group Pension Transaction did not constitute a sale because the Company retained substantially all the risks and rewards associated with the business transferred to Aegon. Accordingly, over the life of the transaction the Company was required to reflect the transferred assets and liabilities on its balance sheet under separate captions entitled “Assets transferred in Group Pension Transaction” and “Liabilities transferred in Group Pension Transaction”. As a result of the expiration of the transaction at December 31, 2002 and the recognition of earnings from the Final Value Payment from Aegon, the Company has no further interest in the transferred assets and liabilities and, accordingly, such assets and liabilities are no longer reflected on the Company’s balance sheet.

	For the Years Ended December 31,
	2003	2002	2001
	($ in millions)
Revenues:
Product policy fees	$—	$18.3	$19.6
Net investment income	—	88.2	102.0
Net realized gains (losses) on investments(2)	—	0.8	1.5

Total revenues	—	107.3	123.1
Benefits and Expenses:
Interest credited to policyholders’ account balances	—	63.5	74.8
Other operating costs and expenses	—	15.6	17.6

Total benefits and expenses	—	79.1	92.4

Group Pension Profit	—	28.2	30.7
Final value payment(1)	—	54.1	—

Total	$—	$82.3	$30.7

(1)	Expenses of approximately $6.0 million relating to the Final Value Payment are recorded in “other operating costs and expenses” on the Company’s consolidated statement of income and comprehensive income for 2002.
(2)	Includes $2.5 million of pretax realized losses ($1.6 million after-tax) relating to the impairment of certain investments, which were included in the 4th quarter 2002 Other Charges (see Note 26).

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Estimated Fair Value of Financial Instruments

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

Mortgage Loans

The fair value of mortgage loans is estimated by discounting expected future cash flows, using current interest rates for similar loans to borrowers with similar credit risk. Loans with similar characteristics are aggregated for purposes of the calculations. The fair value of mortgages in process of foreclosure is the estimated fair value of the underlying collateral. At December 31, 2003 and 2002, the fair value of mortgage loans was $1,926.9 million and $2,065.5 million, respectively.

Policy Loans

Policy loans are an integral component of insurance contracts and have no maturity dates. Management has determined that it is not practicable to estimate the fair value of policy loans.

Long-term Debt

The fair value of long-term debt is determined based on contractual cash flows discounted at market rates. The carrying value and fair value of long-term debt at December 31, 2003 were $516.9 million and $544.3 million, respectively. The carrying value and fair value of long-term debt at December 31, 2002 were $516.9 million and $534.1 million, respectively.

Separate Account Assets and Liabilities

The estimated fair value of assets and liabilities held in separate accounts is based on quoted market prices.

Investment-Type Contracts

The fair values of annuities are based on estimates of the value of payments available upon full surrender. The carrying value and fair value of annuities at December 31, 2003 were $1,727.4 million and $1,701.1 million, respectively. The carrying value and fair value of annuities at December 31, 2002 were $1,459.2 million and $1,439.4 million, respectively.

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Reinsurance:

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

The following table summarizes the effect of reinsurance for the years indicated:

	2003	2002	2001
	($ in millions)
Direct premiums (includes $61.4 million, $65.0 million and $68.3 million of accident and health premiums for 2003, 2002, and 2001, respectively)	$821.6	$801.7	$803.6
Reinsurance assumed	8.0	7.2	6.1
Reinsurance ceded (includes $(61.1) million, $(64.6) million and $(67.8) million of accident and health premiums for 2003, 2002, and 2001, respectively)	(124.4)	(118.5)	(114.4)

Net premiums	$705.2	$690.4	$695.3

Universal life and investment type product policy fee income ceded	$38.0	$34.5	$27.7

Policyholders’ benefits ceded	$150.5	$129.0	$126.4

Interest credited to policyholders’ account balances ceded	$2.4	$2.9	$3.7

The Company is primarily liable with respect to ceded insurance should any reinsurer be unable to meet its obligations under these agreements. To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

16. Long Term Debt:

The Company’s debt at December 31, 2003 and 2002 consists of the following:

	2003	2002
	($ in millions)
Insured Notes (See Notes 1 and 22)	$300.0	$300.0
Surplus notes	1.9	1.9
Intercompany Surplus Notes	215.0	215.0

Total long term debt	$516.9	$516.9

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

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 8, 2000, the MONY Group issued $300.0 million principal amount of senior notes (the “$300 million Senior Notes”) pursuant to the aforementioned Shelf Registration. The $300 million Senior Notes mature on March 15, 2010 and bear interest at 8.35% per annum. The principal amount of the $300 million Senior Notes is payable at maturity and interest is payable semi-annually. The net proceeds to the MONY Group from the issuance of the $300 million Senior Notes, after deducting underwriting commissions and other expenses (primarily legal and accounting fees), were approximately $296.6 million. Approximately $280.0 million of the net proceeds from the issuance of the Senior Notes was used by the MONY Group to finance MONY Life’s repurchase, on March 8, 2000, of all of its outstanding $115.0 million face amount 9.5% coupon surplus notes, and $116.5 million face amount of its $125.0 million face amount 11.25% coupon surplus notes (hereafter referred to as the “9.5% Notes” and the “11.25% Notes”, respectively), which were previously outstanding. The balance of the net proceeds from the issuance of the Senior Notes was retained by the MONY Group for general corporate purposes. In the third quarter of 2000 and first quarter of 2001, the Company repurchased another $6.5 million and $0.1 million face amount of the 11.25% notes, respectively, resulting in a remaining balance of $1.9 million at December 31, 2003. MONY Group’s financing of MONY Life’s repurchase of its 9.5% Notes and 11.25% Notes consisted of a capital contribution by MONY Group to MONY Life of $65.0 million and the purchase by MONY Group from MONY Life of two separate newly issued “inter-company” surplus notes. The inter-company surplus note issued to replace the 9.5% Notes has a par value of $115.0 million, a coupon rate of interest of 8.65%, and matures on December 31, 2012. The inter-company surplus note issued to replace the 11.25% Notes has a par value of $100 million, a coupon rate of interest of 8.65%, and matures on August 15, 2024. Principal on the inter-company surplus notes is payable at maturity and interest is payable semi-annually.

Debt Service Payments

Aggregate contractual long term debt service payments on the Company’s debt at December 31, 2003 for the succeeding five years are approximately $38.1 million for 2004, $38.1 million for 2005, $38.1 million for 2006 , $38.1 million for 2007, $63.2 million for 2008, and $588.8 million for the years thereafter.

17. Securities Lending and Concentration of Credit Risk:

Securities Lending Risk:

Pursuant to a securities lending agreement with a major financial institution, the Company from time to time lends securities to approved borrowers. At December 31, 2003 and 2002, securities loaned by the Company under this agreement had a fair value of approximately $405.3 million and $351.8 million, respectively. The minimum collateral on securities loaned is 102 percent of the market value of the loaned securities. Such securities are marked to market on a daily basis; the collateral is increased or decreased in accordance with the Company’s agent agreement.

Concentration of Credit Risk:

At December 31, 2003 and 2002, the Company had no single investment or series of investments with a single issuer (excluding U.S. Treasury securities and obligations of U.S. government agencies) exceeding 1.0% and 1.3%, respectively, of total cash and invested assets.

The Company’s fixed maturity securities are diversified by industry type. The industries (excluding U.S. Treasury securities and obligations of U.S. government agencies) that comprise 10.0% or more of the carrying value of the fixed maturity securities at December 31, 2003 are Consumer Goods of $1,698.1 million (20.0%).

The Company’s fixed maturity securities are diversified by industry type. The industries (excluding U.S. Treasury securities and obligations of U.S. government agencies) that comprise 10.0% or more of the carrying

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of the fixed maturity securities at December 31, 2002 are Consumer Goods of $1,444.8 million (18.3%) and Other Manufacturing of $848.0 million (10.8%).

The Company held below investment grade fixed maturity securities with a carrying value of $824.9 million at December 31, 2003. These investments consist mostly of privately issued bonds which are monitored by the Company through extensive internal analysis of the financial condition of the issuers and which generally include protective debt covenants. At December 31, 2002, the carrying value of the Company’s investments in below investment grade fixed maturity securities amounted to $892.7 million.

The Company has significant investments in commercial and agricultural mortgage loans and real estate (including joint ventures and partnerships). The locations of property collateralizing mortgage loans and real estate investment carrying values at December 31, 2003 and 2002 are as follows:

	2003		2002
	($ in millions)
Geographic Region
Mountain	$376.9	19.3%	$384.7	18.7%
Southeast	456.6	23.3	456.8	22.2
Midwest	382.5	19.6	350.1	17.0
West	344.8	17.6	366.1	17.8
Northeast	158.1	8.1	261.9	12.7
Southwest	237.6	12.1	238.0	11.6

Total	$1,956.5	100.0%	$2,057.6	100.0%

The states with the largest concentrations of mortgage loans and real estate investments at December 31, 2003 are: California, $220.1 million (11.3%); Arizona $206.3 million (10.5%); Texas, $179.7 million (9.2%); Virginia, $130.3 million (6.7%); Georgia, $111.5 million (5.7%); Washington, $96.1 million (4.9%); and District of Columbia, $93.2 million (4.8%).

As of December 31, 2003 and 2002, the real estate and mortgage loan portfolio was also diversified by property type as follows:

	2003		2002
	($ in millions)
Property Type
Office buildings	$845.6	43.2%	$906.5	44.1%
Agricultural	347.9	17.8	306.9	14.9
Hotel	267.3	13.7	274.2	13.3
Retail	143.7	7.3	135.3	6.6
Other	104.4	5.3	123.2	6.0
Industrial	163.5	8.4	188.2	9.1
Apartment buildings	84.1	4.3	123.3	6.0

Total	$1,956.5	100.0%	$2,057.6	100.0%

18. Commitments and Contingencies:

(i) Since late 1995 a number of purported class actions have been commenced in various state and federal courts against MONY Life and MLOA alleging that they engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the early 1980s through the mid 1990s. Although the

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy’s termination had, an ownership interest in a whole or universal life insurance policy issued by MONY Life and MLOA and sold on an alleged “vanishing premium” basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, MONY Life and MLOA filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts. While most of the cases before the District Court have been held in abeyance pending the outcome in Goshen, in June 2003, the Court granted plaintiffs in two of the constituent cases (the McLean and Snipes cases) leave to amend their complaints to delete all class action claims and allegations other than (in the case of McLean) those predicated on alleged violations of the Massachusetts and Illinois consumer protection statutes. On November 19, 2003, the Court in McLean entered an order granting defendants dispositive motion seeking dismissal of the individual claims of the proposed class representatives of the putative statewide class comprised of Massachusetts purchasers, but denying that motion as to the individual claims of the proposed class representatives of the putative state-wide class of Illinois purchasers only. The order is now on appeal to the United States Court of Appeals for the First Circuit.

On October 21, 1997, the New York State Supreme Court granted MONY Life’s and MLOA’s motion for summary judgment and dismissed all claims filed in the Goshen case against MONY Life and MLOA. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York’s General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class is now limited to New York purchasers only. On July 2, 2002, the New York Court of Appeals affirmed the New York State Supreme Court’s decision limiting the class to New York purchasers. In addition, the New York State Supreme Court has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. On September 25, 2002 in light of the New York Court of Appeals’ decision, MONY Life and MLOA filed a motion to decertify the class with respect to the sole remaining claim in the case. By orders dated April 16, and May 6, 2003, the New York State Supreme Court denied preliminarily the motion for decertification, but held the issue of decertification in obeyance pending appeals by plaintiffs in related cases and a hearing on whether the present class, or a modified class, can satisfy the requirements of the class action statute in New York. MONY Life and MLOA have appealed from the denial of their motion for decertification, which appeal is presently pending in the Appellate Division, First Department. MONY Life and MLOA intend to defend themselves vigorously the sole remaining claim. There can be no assurance, however, that the present litigation relating to sales practices will not have a material adverse effect on them.

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

By order dated November 4, 2003, Vice Chancellor Stephen P. Lamb, to whom the cases had been assigned, consolidated all ten actions under the caption In re The MONY Group Inc., Shareholders Litigation, Consolidated C.A. No. 20554-NC, and ordered plaintiffs to file a consolidated amended complaint. On or about November 5, 2003, plaintiffs filed a Consolidated Class Action Complaint on behalf of a putative class consisting of all MONY Group stockholders, excluding the defendants and their affiliates. The consolidated complaint alleges that the $31.00 cash price per share to be paid to MONY Group stockholders in connection with the proposed merger is inadequate and that MONY Group’s directors breached their fiduciary duties in negotiating and approving the merger agreement by, among other things, (i) failing to maximize stockholder value, (ii) improperly diverting merger consideration from MONY Group’s stockholders to MONY Group’s management by amending and extending management’s change-in-control agreements, (iii) failing to comply with Delaware law in determining the “fair value” of MONY Group’s stock and (iv) disseminating incomplete and inaccurate information regarding the proposed merger. The consolidated amended complaint alleges that AXA Financial and AIMA aided and abetted the alleged breaches of fiduciary duty by MONY Group and its directors. The complaint seeks various forms of relief, including damages and injunctive relief that would, if granted in its entirety, prevent completion of the merger. Defendants served and filed their answers to the consolidated amended complaints on December 29, 2003.

In addition, MONY Group, its directors and AXA Financial have been named in two putative class action lawsuits filed in New York State Supreme Court in Manhattan, entitled Laufer v. The MONY Group, et al., Civ. No. 602957-2003 (Sept. 19, 2003) and North Border Investments v. Barrett, et al., Civ. No. 602984-2003 (Sept. 22, 2003). The complaints in these actions contain allegations substantially similar to those in the original consolidated complaint in the Delaware cases, and likewise purport to assert claims against MONY Group and its directors for breach of fiduciary duty and against AXA Financial for aiding and abetting a breach of fiduciary duty. The Laufer and North Border complaints also seek various forms of relief, including damages and injunctive relief that would, if granted, prevent the completion of the merger. On December 29 and 30, 2003, respectively, defendants served their answers to the Laufer and North Border complaints. MONY Group has denied the material allegations of the complaints and intends to vigorously defend the actions.

Subsequent Events

On January 16, 2004, after the filing and mailing of the definitive proxy statement on January 8, 2004, plaintiffs sought and were granted leave to further amend their complaint to include additional allegations relating to the accuracy and/or completeness of information provided by the MONY Group in such proxy statement. Thereafter, plaintiffs requested a hearing on their motion for a preliminary injunction to enjoin the stockholder vote which had been scheduled to occur at the special meeting on February 24, 2004. A hearing on plaintiffs’ motion for a preliminary injunction was held on February 13, 2004. By order dated March 1, 2004, and an opinion released on February 17, 2004, Vice Chancellor Lamb granted plaintiffs’ motion to the limited extent of enjoining MONY Group from proceeding with the special meeting until MONY Group provides supplemental

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosure to its stockholders relating to the amount of the benefits that the MONY Group executives would receive under the change-in-control agreements relative to the amounts received by executives in the other transactions the independent directors and their advisors had considered at least ten days before the special meeting. Vice Chancellor Lamb otherwise rejected plaintiffs’ arguments in support of an injunction based on the directors’ purported breach of fiduciary duty, the associated aiding and abetting claims and plaintiffs’ other disclosure claims.

On March 9, 2004, plaintiffs filed a second amended complaint which included, among other things, allegations that (i) the MONY Group’s board of directors decision to reschedule the special meeting and set a new record date reflects an attempt by MONY Group to manipulate the vote by disenfranchising its long-term stockholders, (ii) MONY Group selectively communicated its intent to change the record date to certain investors so as to enable them to acquire voting power prior to the public announcement of the new record date, (iii) the press release issued in connection with the board’s decision to reschedule the meeting and record dates was materially false and misleading in that it failed to disclose and/or misrepresented the manipulation of the voting process and the true reason for the changing of such dates and (iv) the rescheduling of the meeting and record dates constitutes a breach of fiduciary duty by the MONY Group’s defendants. The second amended complaint seeks an order directing that MONY Group reinstate the record date of January 2, 2004 or, alternatively, denying voting power with respect to MONY Group shares allegedly purchased with knowledge of the prospect of a new record date.

(iii) On February 3, 2004, MONY Group commenced an action in the United States District Court for the Southern District of New York, entitled The MONY Group Inc. v. Highfields Capital Management LP, Longleaf Partners Small-Cap Fund and Southeastern Asset Management, No. 04 Civ. 00916. MONY Group’s complaint alleges, among other things, that: (i) the furnishing by defendants, in solicitation materials sent to MONY Group’s stockholders, of a duplicate copy of MONY Group’s proxy voting card, without first filing a proxy statement and making the requisite disclosures in connection therewith, violates the federal proxy rules; (ii) certain of defendants’ solicitation materials contained false and misleading statements; and (iii) the defendants are acting as members of a “group” under Section 13(d) of the Securities Exchange Act and the rules promulgated thereunder in opposing the proposed merger, requiring the defendants to make certain securities filings and disclosures regarding their holdings, plans and intentions before engaging in a solicitation of MONY Group’s stockholders.

Subsequent Events

Based on the first of these allegations, on February 3, 2004, Judge Loretta Preska granted MONY Group’s request for a temporary restraining order and prohibited defendants from enclosing any proxy voting card, including a duplicate copy of MONY Group’s proxy voting card, in their solicitation materials, pending a determination on whether a preliminary injunction should be issued. By order dated February 11, 2004, Judge Richard Holwell denied MONY Group’s motion for a preliminary injunction and dissolved the temporary restraining order. Later that day, MONY Group filed a notice of appeal from Judge Holwell’s order and made an emergency application to the United States Court of Appeals for the Second Circuit, seeking an expedited appeal from the denial of the preliminary injunction, as well as a stay of Judge Holwell’s order dissolving the temporary restraining order or a preliminary injunction pending appeal. A single judge of the Second Circuit denied MONY Group’s request for a stay or injunction pending appeal, but the Court granted MONY Group’s motion for an expedited appeal, which is now pending.

On February 20, 2004 defendants Southeastern Asset Management and Longleaf Partners Small-Cap Fund served a joint answer to the complaint. Discovery in the litigation is currently proceeding with respect to MONY Group’s 13(d) and proxy disclosure claims.

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(iv) In July 2002, pursuant to a jury verdict, the Company was found liable and ordered to pay a former joint venture partner some of the proceeds distributed to the Company from the disposition of a real estate asset in 1999, which was formerly owned by the joint venture. As a result of the verdict, which the Company appealed, the Company recorded a charge aggregating $13.7 million pre-tax in its results of operations for the quarter ended June 30, 2002. Approximately, $6.8 million of this charge was reflected in the income statement caption entitled “net realized gains/(losses) on investments” because it represented the return of proceeds originally included in the determination of the realized gain recognized by the Company in 1999 upon receipt of the aforementioned distribution. The balance of the charge, which was reflected in the income statement caption entitled “other operating costs and expenses” represented management’s best estimate of the interest that the court would have required the Company to pay its former joint venture partner, as well as legal costs. In the first quarter of 2003, the Company settled the litigation for approximately $4.3 million less than the provision previously recorded. Accordingly, during the first quarter of 2003, the Company reversed such over-accrual to income, approximately $3.0 million of which was recorded as realized gains and $1.0 million as a reduction to other expenses. The Company’s appeal was subsequently withdrawn.

(v) In December 2002 the SEC and self-regulatory organizations (National Association of Securities Dealers, Inc. (“NASD”)) directed all broker-dealers, including the Company, to evaluate their procedures with respect to mutual fund sales charge breakpoints. The outcome of the Company’s evaluation, including any determination it made with respect to sales charges paid by its customers, did not have a material adverse effect on the Company’s results of operations, cash flows, or financial position.

(vi) Recently, there has been a significant increase in federal and state regulatory activity in the financial services industry relating to numerous issues, including market timing and late trading of mutual fund and variable insurance products. The Company, like many others in the financial services industry, has received requests for information from the SEC and the NASD seeking documentation and other information relating to these issues. In addition, the SEC recently advised the Company of its plan to conduct an on-site examination of the Company’s variable annuities separate account. The Company has been responding to these requests and continues to cooperate fully with the regulators.

(vii) It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of the settlement, or re-evaluation of, the matters discussed above. Management believes, however, that the ultimate payments in connection with such matters should not have a material adverse affect on the Company’s financial statements. In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages) in connection with its business. In the opinion of management of the Company, resolution of contingent liabilities, income taxes and other matters will not have a material adverse effect on the Company’s financial position or results of operations.

(viii) At December 31, 2003, the Company had commitments to fund the following: $96.4 million of equity partnership investments, $5.0 million private fixed maturity security with an interest rate of 5.7%, $3.2 million of fixed rate agricultural loans with periodic interest rate reset dates with initial rates ranging from 5.25% to 6.35%, $132.7 million fixed and floating rate commercial mortgages with interest rates ranging from 3.67% to 8.0%.

The Company has entered into various operating lease agreements for office space, furniture and equipment. These leases have remaining non-cancelable lease terms in excess of one year. Total rental expense for these operating leases, which includes lease abandonment charges taken in connection with the Company’s reorganization activities (see Note 26), amounted to $25.6 million in 2003, $32.6 million in 2002, and

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$44.0 million in 2001. The future minimum rental obligations for the next five years and thereafter under these leases are: $30.4 million for 2004, $27.1 million for 2005, $23.8 million for 2006, $22.1 million for 2007, $20.7 million for 2008, and $86.7 million for the years thereafter.

In 1988, the Company financed one of its real estate properties under a sale/leaseback arrangement with the proceeds received from the sale, amortized into income over the life of the lease. The lease has a term of 20 years beginning December 21, 1988 and requires minimum annual rental payments of $7.9 million in 2004, $8.0 million in 2005, $8.2 million in 2006, $8.4 million for 2007 and $8.5 million for 2008. The Company has the option to renew the lease at the end of the lease term.

19. Statutory Financial Information and Regulatory Risk-Based Capital:

The combined statutory net loss reported by the Company for the years ended December 31, 2003, 2002, and 2001 was $38.5 million, $83.5 million, and $30.2 million, respectively. The combined statutory surplus of the Company as of December 31, 2003 and 2002 was $926.8 million and $906.4 million respectively. Each of the Company’s insurance subsidiaries exceeds the minimum risk based capital requirements imposed by such subsidiaries’ state of domicile.

20. Closed Block — Summary Financial Information:

Summarized financial information of the Closed Block as of and for the years ended December 31, 2003 and 2002 is presented below.

	December 31, 2003	December 31, 2002
	($ in millions)
Assets:
Fixed maturity securities:
Available-for-sale, at estimated fair value (amortized cost, $4,087.4 and $3,873.2)	$4,348.9	$4,160.9
Mortgage loans on real estate	593.6	633.6
Real estate	10.7	8.3
Other invested assets	9.8	0.9
Policy loans	1,078.0	1,119.0
Cash and cash equivalents	33.6	59.2
Premiums receivable	9.7	11.1
Deferred policy acquisition costs	368.8	430.5
Other assets	206.9	210.5

Total Closed Block assets	$6,660.0	$6,634.0

Liabilities:
Future policy benefits	$6,930.9	$6,901.4
Policyholders’ account balances	290.2	291.6
Other policyholders’ liabilities	140.9	159.1
Other liabilities	326.9	328.0

Total Closed Block liabilities	$7,688.9	$7,680.1

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Years Ended December 31,
	2003	2002	2001
	($ in millions)
Revenues:
Premiums	$479.2	$509.1	$551.4
Net investment income	393.5	396.5	397.6
Net realized gains/(losses) on investments	12.2	(51.4)	6.0
Other income	1.9	2.2	2.4

Total revenues	886.8	856.4	957.4

Benefits and Expenses:
Benefits to policyholders	562.6	566.8	606.9
Interest credited to policyholders’ account balances	8.8	8.6	8.9
Amortization of deferred policy acquisition costs	45.2	49.1	59.4
Dividends to policyholders	220.7	185.5	233.1
Other operating costs and expenses	6.5	6.1	7.0

Total benefits and expenses	843.8	816.1	915.3

Contribution from the Closed Block	$43.0	$40.3	$42.1

The carrying value of fixed maturity securities in the Closed Block at December 31, 2003 and 2002 is net of “other than temporary impairment” adjustments of $56.4 million and $60.5 million, respectively.

At December 31, 2003 and 2002, there were $15.1 million and $0.6 million of fixed maturity securities in the Closed Block which have been non-income producing for the twelve months proceeding such dates.

At December 31, 2003 and 2002, there were problem fixed maturity securities in the Closed Block of $129.9 million and $123.3 million, respectively. There were no potential problem or restructured fixed maturity securities at December 31, 2003 and 2002.

The amortized cost and estimated fair value of fixed maturity securities in the Closed Block, by contractual maturity dates, excluding scheduled sinking funds, as of December 31, 2003 are as follows:

	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$130.3	$134.0
Due after one year through five years	1,007.7	1,097.1
Due after five years through ten years	1,496.5	1,612.1
Due after ten years	1,054.1	1,083.1

Subtotal	3,688.6	3,926.3
Mortgage and asset-backed securities	398.8	422.6

	$4,087.4	$4,348.9

Fixed maturity securities that are not due at a single maturity date have been included in the preceding table in the year of final maturity. Actual maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage loans on real estate in the Closed Block at December 31, 2003 and 2002 consist of the following:

	2003	2002
	($ in millions)
Commercial mortgage loans	$556.1	$599.4
Agricultural and other loans	44.8	42.7

Subtotal	600.9	642.1
Less: valuation allowances	(7.4)	(8.6)

Mortgage loans, net of valuation allowances	$593.5	$633.5

An analysis of the valuation allowances for the years ended December 31, 2003 and 2002 is as follows:

	2003	2002
	($ in millions)
Beginning balance	$8.6	$12.3
(Decrease)/increase in allowance	(1.2)	0.8
Reduction due to paydowns, payoffs, and writeoffs	—	(1.3)
Transfer to real estate — foreclosures	—	(3.2)

Valuation allowances	$7.4	$8.6

Impaired mortgage loans along with related valuation allowances as of December 31, 2003 and 2002 were as follows:

	2003	2002
	($ in millions)
Investment in impaired mortgage loans (before valuation allowances):
Loans that have valuation allowances	$9.5	$47.4
Loans that do not have valuation allowances	14.2	73.2

Subtotal	23.7	120.6
Valuation allowances	(2.6)	(10.7)

Impaired mortgage loans, net of valuation allowances	$21.1	$109.9

For the years ended December 31, 2003 and 2002, the Closed Block recognized $1.8 million and $9.9 million, respectively, of interest income on impaired loans.

At December 31, 2003 and 2002, there were $0.0 million and $0.1 million of mortgage loans in the Closed Block which were non-income producing for the twelve months preceding such dates.

At December 31, 2003 and 2002, the Closed Block had restructured mortgage loans of $4.7 million and $8.5 million, respectively. Interest income of $0.4 million and $0.6 million was recognized on such loans for the years ended December 31, 2003 and 2002, respectively. Gross interest income on these loans that would have been recorded in accordance with the original terms of such loans amounted to approximately $0.6 million and $1.0 million for the respective periods.

The pre-tax Contribution from the Closed Block includes only those revenues, benefit payments, dividends, premium taxes, state guaranty fund assessments, and investment expenses considered in funding the Closed Block. However, many expenses associated with operating the Closed Block and administering the policies

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included therein were excluded from and, accordingly, are not funded in the Closed Block. These expenses are reported in the Company’s statement of income and comprehensive income in the separate line items to which they apply based on the nature of such expenses. Federal income taxes applicable to the Closed Block, which are funded in the Closed Block, are reflected as a component of federal income tax expense in the Company’s statement of income and comprehensive income. Since many expenses related to the Closed Block are funded outside the Closed Block, operating costs and expenses outside the Closed Block are disproportionate to the level of business outside the Closed Block.

21. The Closed Block Business:

The Closed Block Business (“CBB”) is comprised of certain amounts within MONY Holdings and MONY Life. Within MONY Holdings, the CBB includes: (i) the Insured Notes, (ii) the capitalized costs of issuing the Insured Notes, (iii) the DSCA Sub-account CBB (see Note 22), (iv) the Swap, and (v) the Insurance Policy (see Note 1). Within MONY Life, the CBB includes: (i) the Closed Block discussed in Notes 3 and 20 and (ii) an amount of capital (hereafter referred to as “Surplus and Related Assets” or “SRA”) outside the Closed Block, but within MONY Life, that when aggregated with the assets and liabilities in the Closed Block results in an aggregate carrying value of assets in the CBB within MONY Life in excess of the carrying value of the liabilities in the CBB within MONY Life. The amount by which the assets in the CBB within MONY Life exceed the liabilities in the CBB within MONY Life represents a sufficient amount of capital based on regulatory standards to support the CBB within MONY Life. All business of MONY Holdings and its subsidiary, consolidated, other than the CBB is defined in the Insured Notes indenture as the Ongoing Business (“OB”). The determination of the amount of Surplus and Related Assets was based on Statutory Accounting Practices as required by the Insured Notes indenture. As the Closed Block’s results of operations emerge, an equal amount of the Surplus and Related Assets is intended to become available to the OB. The investment of the Surplus and Related Assets is restricted to permitted investments and subject to certain concentration limitations as outlined in the Insured Note indenture (see Note 1).

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth certain summarized financial information attributable to the OB and the CBB of MONY Holdings and its subsidiary, MONY Life, as of and for the years ended December 31, 2003 and 2002:

	As of December 31, 2003
	Ongoing Business	Closed Block Business(1)	Total
	($ in millions)
Assets:
Fixed maturity securities available-for-sale, at fair value	$2,589.6	$5,806.7	$8,396.3
Fixed maturity securities, trading	78.3	—	78.3
Equity securities available-for-sale, at fair value	251.7	—	251.7
Mortgage loans on real restate	918.9	863.5	1,782.4
Real estate held for investment	163.4	10.7	174.1
Other invested assets	77.3	22.2	99.5
Policy loans	102.0	1,078.0	1,180.0
Debt service coverage account — OB	66.9	—	66.9
Debt service coverage account — CBB	—	7.5	7.5
Cash and cash equivalents	289.9	60.9	350.8
Accrued investment income	55.2	149.2	204.4
Amounts due from reinsurers	516.4	88.6	605.0
Deferred policy acquisition costs	956.6	368.8	1,325.4
Other assets	532.5	17.3	549.8
Separate account assets	4,854.9	—	4,854.9

Total assets	$11,453.6	$8,473.4	$19,927.0

Liabilities:
Future policy benefits	$1,110.6	$6,930.9	$8,041.5
Policyholders’ account balances	2,975.6	290.2	3,265.8
Other policyholders’ liabilities	127.0	140.9	267.9
Other liabilities	793.5	394.9	1,188.4
Long term debt	216.9	300.0	516.9
Separate account liabilities	4,851.9	—	4,851.9

Total liabilities	$10,075.5	$8,056.9	$18,132.4

(1)	Includes the assets and liabilities of MONY Holdings as of December 31, 2003.

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2002
	Ongoing Business	Closed Block Business (1)	Total
	($ in millions)
Assets:
Fixed maturity securities available-for-sale, at fair value	$2,248.4	$5,579.8	$7,828.2
Equity securities available-for-sale, at fair value	247.7	—	247.7
Mortgage loans on real restate	927.0	950.4	1,877.4
Real estate to be disposed of	26.8	—	26.8
Real estate held for investment	171.9	8.3	180.2
Other invested assets	82.9	14.4	97.3
Policy loans	93.5	1,119.0	1,212.5
Debt service coverage account — OB	64.7	—	64.7
Debt service coverage account — CBB	—	9.4	9.4
Cash and cash equivalents	128.7	95.0	223.7
Accrued investment income	54.3	149.7	204.0
Amounts due from reinsurers	602.5	92.7	695.2
Deferred policy acquisition costs	795.9	430.5	1,226.4
Other assets	526.1	17.7	543.8
Separate account assets	4,140.6	—	4,140.6

Total assets	$10,111.0	$8,466.9	$18,577.9

Liabilities:
Future policy benefits	$1,048.5	$6,901.4	$7,949.9
Policyholders’ account balances	2,488.1	291.6	2,779.7
Other policyholders’ liabilities	130.1	159.1	289.2
Other liabilities	761.5	421.2	1,182.7
Long term debt	216.9	300.0	516.9
Separate account liabilities	4,137.6	—	4,137.6

Total liabilities	$8,782.7	$8,073.3	$16,856.0

(1)	Includes the assets and liabilities of MONY Holdings as of December 31, 2002.

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2003
	Ongoing Business	Closed Block Business(1)	Total
	($ in millions)
Revenues:
Premiums	$226.0	$479.2	$705.2
Universal life and investment-type product policy fees	210.9	—	210.9
Net investment income	231.2	495.7	726.9
Net realized losses on investments	25.4	21.0	46.4
Other income	224.6	2.0	226.6

Total revenues	918.1	997.9	1,916.0

Benefits and Expenses:
Benefits to policyholders	278.9	562.6	841.5
Interest credited to policyholders’ account balances	130.6	8.8	139.4
Amortization of deferred policy acquisition cost	74.8	45.2	120.0
Dividends to policyholders	3.6	220.7	224.3
Other operating costs and expenses	424.6	115.7	540.3

Total benefits and expenses	912.5	953.0	1,865.5

Net income from continuing operations before income taxes	$5.6	$44.9	$50.5

(1)	Includes: (i) revenues and expenses associated with the DSCA, the Insured Notes and the Swap (ii) the net contribution to income from the SRA, and (iii) the results of operations from the Closed Block.

	For the Year Ended December 31, 2002
	Ongoing Business	Closed Block Business(1)	Total
	($ in millions)
Revenues:
Premiums	$181.3	$509.1	$690.4
Universal life and investment-type product policy fees	200.5	—	200.5
Net investment income	247.0	480.1	727.1
Net realized losses on investments	(76.8)	(74.2)	(151.0)
Group Pension Profits	82.3	—	82.3
Other income	167.0	2.3	169.3

Total revenues	801.3	917.3	1,718.6

Benefits and Expenses:
Benefits to policyholders	236.3	566.8	803.1
Interest credited to policyholders’ account balances	110.7	8.6	119.3
Amortization of deferred policy acquisition cost	107.0	49.1	156.1
Dividends to policyholders	2.5	185.5	188.0
Other operating costs and expenses	393.3	81.4	474.7

Total benefits and expenses	849.8	891.4	1,741.2

Net (loss)/income from continuing operations before income taxes	$(48.5)	$25.9	$(22.6)

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Includes: (i) revenues and expenses associated with the DSCA, the Insured Notes and the Swap for the period from April 30, 2002 (the date of MONY Holdings’ commencement of operations) through December 31, 2002, (ii) the net contribution to income from the SRA from April 30, 2002 (the date of MONY Holdings’ commencement of operations) through December 31, 2002, and (iii) the results of operations from the Closed Block from January 1, 2002 through December 31, 2002.

The statutory surplus of MONY Life as of December 31, 2003 and 2002 was $926.8 million and $906.4 million, respectively, of which $436.8 million and $409.8 million, respectively, was attributable to the OB and $490.0 million and $496.6 million, respectively, was attributable to the CBB. The statutory net gain from operations of MONY Life for the years ended December 31, 2003 and 2002 was $87.4 million and $154.6 million, respectively, of which $9.2 million and $59.3 million, respectively, was attributable to the OB and $78.2 million and $95.3 million, respectively, was attributable to the CBB. The net gain from operations attributable to the CBB includes: (i) the net contribution to income from the Surplus and Related Assets and (ii) the results of operations from the Closed Block.

22. The Insured Notes:

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

In addition, pursuant to the Note indenture, dividends to MONY Holdings from MONY Life are required to be allocated between the OB and the CBB. This allocation, while principally based on separately applying the NY Dividend Statute to the “policyholders’ surplus” and “net gain from operations” attributable to the OB and the CBB, is subject to certain adjustments described in the Note indenture. The amount of the dividend attributable to the CBB is required to be deposited in the DSCA — Sub-account CBB. As described in the Note indenture, the amount of the dividend deposited in the DSCA — Sub-account CBB will not generally be available for dividend to the MONY Group until all the obligations to pay principal, interest and other amounts on the Insured Notes are fully extinguished. Under limited circumstances, if the fair value of the DSCA exceeds amounts set forth in the Note indenture, such excess can become available earlier for dividend to the MONY Group. The amount of such dividend attributable to the OB will generally be available to MONY Holdings to pay dividends to the MONY Group. See Note 1 for additional information regarding the Insured Notes.

23. Stock-Based Compensation:

Stock Incentive Plans

1998 Stock Incentive Plan and 2002 Stock Option Plan

In November 1998, upon approval of the New York Insurance Department, MONY Group adopted the 1998 Stock Incentive Plan (the “1998 SIP”) for employees of the Company and certain of its career financial professionals, as well as certain employees of other subsidiaries of the MONY Group. As a condition for its approval of the 1998 SIP, the New York Insurance Department restricted options under the plan to no more than

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

five percent of the shares of MONY Group’s common stock outstanding as of the date of its initial public offering (2,361,908 shares). Options granted under the 1998 SIP may be Incentive Stock Options (“ISOs”) qualifying under Section 422(a) of the Internal Revenue Code or Non-Qualified Stock Options (“NQSOs”).

Pursuant to the 1998 SIP, options may be granted at a price not less than 100% of the fair value of MONY Group’s common stock as determined on the date of grant. In addition, one-third of each option granted pursuant to the 1998 SIP shall become exercisable on each of the first three anniversaries following the date such option is granted and will remain exercisable for a period not to exceed 10 years from the date of grant. As of December 31, 2003, options to acquire 2,404,138 common shares of the MONY Group had been issued to employees and certain career financial professionals of the Company under the 1998 SIP. Options to acquire 1,627,782 of these common shares remained outstanding as of December 31, 2003.

In May 2002, MONY Group’s shareholders approved the 2002 Stock Option Plan (the “2002 SOP”) and the allocation of 5,000,000 shares of MONY Group common stock for grants under that 2002 SOP Plan. Options granted under the plan may not be exercised, transferred or otherwise disposed of by the grantee prior to December 24, 2003, even if vested. Options granted under the 2002 SOP are NQSOs. Options may be granted at a price not less than 100% of the fair value of MONY Group’s common stock as determined on the date of grant, and vesting provisions are determined at the discretion of the MONY Group’s board of directors. As of December 31, 2003, options to acquire 1,957,275 common shares of the MONY Group had been issued to employees and certain career financial professionals of the Company and 1,881,425 of these options were outstanding under the 2002 SOP. All options granted through December 31, 2003 under the 2002 SOP vest one-third ratably on the December 31st after each of the first three anniversaries following the date such option was granted, and will remain exercisable for a period not to exceed 10 years from the date of grant.

A summary of the Company’s activity under these stock incentive plans for the years ended December 31, 2003, 2002 and 2001 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2000	1,684,008	$31.34
Granted	327,093	$35.78
Exercised	(17,031)	$30.10
Forfeited, expired or cancelled	(71,749)	$33.80

Outstanding, December 31, 2001	1,922,321	$32.02
Granted	1,405,495	$35.77
Exercised	(33,114)	$30.85
Forfeited, expired or cancelled	(166,319)	$33.68

Outstanding, December 31, 2002	3,128,383	$33.60
Granted	836,025	$21.96
Exercised	(327,327)	$30.19
Forfeited, expired or cancelled	(127,874)	$33.17

Outstanding, December 31, 2003	3,509,207	$31.17

During 2003 there were 836,025 options granted with a weighted average exercise price of $21.96 and a weighted average fair value of $7.59.

As of December 31, 2003 there were 1,729,280 options exercisable, with exercise prices ranging from $27.06 to $44.25, and a weighted average remaining contractual life of 6.7 years.

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003 there were 3,509,207 options outstanding with exercise prices ranging from $20.90 to $44.25, and a weighted average remaining contractual life of approximately 7.7 years. Approximately 28.4% or 996,940 of the options outstanding at December 31, 2003 had an exercise price of $30.50. These options had a remaining contractual life of approximately 5.9 years.

At the effective date of the initial grants of options pursuant to the 1998 SIP, the Company elected to apply the accounting prescribed by APB 25 to option grants to employees and, accordingly, make the required pro forma disclosures of net income and earnings per share as if the fair value accounting prescribed by SFAS 123 had been adopted (see Note 4). Pursuant to the requirements of APB 25, the options granted by the Company under the 1998 SIP and the 2002 SOP to employees qualify as non-compensatory. Accordingly, the Company is not required to recognize any compensation expense with respect to such option grants. Based on the definition of an “employee” prescribed in the Internal Revenue Code, the Company’s career financial professionals do not qualify as employees. Accordingly, with respect to grants of options under both the SIP and the SOP to career financial professionals, the Company adopted the accounting provisions of SFAS 123. Pursuant to the guidance in SFAS 123 and related interpretations, vesting provisions attached to stock based compensation issued to non-employees constitute a performance based condition which requires variable plan accounting. Under variable plan accounting, the fair value of the option grant must be re-measured at the end of each accounting period, until the options are 100 percent vested. Accordingly, the compensation cost charged to expense during any particular accounting period represents the difference between the vested percentage of the fair value of the options at the end of the accounting period and the cumulative compensation cost charged to expense in prior periods. Compensation cost is determined based on the fair value of such options using a Black-Scholes option-pricing model (see below for further discussion regarding how fair value is determined). Such compensation cost is required to be recognized over the vesting period. The compensation expense related to options granted to career financial professionals varies with and primarily relates to the production of business and as such is recognized as DPAC and is amortized on a basis consistent with how earnings emerge from the underlying products that gave rise to such DPAC. The deferred expense amount relating to options granted to career financial professionals which were outstanding was $0.5 million and $0.0 million for the years ended December 31, 2003 and 2002, respectively.

Restricted Stock Plan

In May 2001, MONY Group shareholders approved The MONY Group Inc. Restricted Stock Ownership Plan (the “Plan”). Pursuant to the terms of the Plan, management has the authority to grant up to 1,000,000 restricted shares of MONY Group common stock to eligible employees, as defined in the Plan, and to establish vesting and forfeiture conditions relating thereto. During 2002 and 2001, MONY Group granted 97,143 and 352,050 restricted shares, respectively, to certain members of management pursuant to the Plan. The 2002 and 2001 awards made under the Plan are conditioned on: (i) the expiration of a vesting period and (ii) an increase in the average per share price of MONY Group common stock above specified targets. In accordance with APB No. 25, compensation expense is recognized on the awards proportionally over the vesting period of the award provided that the condition with respect to the average price of MONY Group common stock is satisfied at the end of any period. In March 2003, MONY Group granted 334,050 restricted shares to certain members of management under the Plan. The 2003 awards made under the Plan are conditioned only on the expiration of a vesting period.

24. MONY Holdings, LLC Condensed Financial Information:

Set forth below are unconsolidated condensed financial statements of MONY Holdings. The significant accounting policies used in preparing these financial statements are substantially the same as those used in the preparation of the consolidated financial statements of the Company, except that MONY Holdings’ subsidiary is carried under the equity method.

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the condensed balance sheets of MONY Holdings as of December 31, 2003 and 2002:

	2003	2002
	($ in millions)
Assets
Short-term investment	$12.5	$11.5
Bonds	61.1	61.8
Accrued investment income	0.8	0.8
Investment in subsidiaries	2,037.7	1,988.2
Other assets	7.8	7.9

Total assets	$2,119.9	$2,070.2

Liabilities and Member’s Equity
Interest payable	$4.0	$2.3
Swap liability	31.1	40.9
Debt	300.0	300.0
Federal taxes payable	2.4	2.4
Deferred taxes	(9.8)	(13.1)
Other liabilities	0.4	1.7

Total liabilities	328.1	334.2

Total member’s equity	1,791.8	1,736.0

Total liabilities and member’s equity	$2,119.9	$2,070.2

The following table presents the condensed statements of income for the years indicated:

	2003	2002	2001
	($ in millions)
Revenues:
Net investment income	$2.7	$1.8	$—

Total revenues	2.7	1.8	—
Expenses:
Interest expense	19.7	13.3	—
Other operating expenses	3.4	2.0	—

Total expenses	23.1	15.3	—

Equity in subsidiary	57.4	(32.6)	—

Income/(loss) before income taxes	37.0	(19.1)	—

Income tax benefit	(7.1)	(1.8)	—

Net income/(loss)	$44.1	$(17.3)	$—

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the condensed statements of cash flows for the years indicated:

	2003	2002	2001
	($ in millions)
Cash flows from operating activities
Net loss	$(13.3)	$(11.7)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Provisions for amortization	0.6	0.3	—
Net realized gains on investments	—	(0.1)	—
Change in other assets and accounts payable and other liabilities	0.4	3.8	—
Change in current federal income taxes payable	—	2.4	—

Net cash used in operating activities	(12.3)	(5.3)	—

Cash flows from investing activities:
Capital contribution to subsidiary	(40.0)	(125.0)	—
Dividend from subsidiary	25.0	90.0	—

Net cash used in investing activities	(15.0)	(35.0)	—

Cash flows from financing activities:
Issuance of debt	—	300.0	—
Funding of debt service coverage account	(0.9)	(70.5)	—
Debt issuance costs	(0.6)	(7.9)	—
Capital contributions	40.0	130.9	—
Dividends paid to shareholders	(11.2)	(312.2)	—

Net cash provided by financing activities	27.3	40.3	—

Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

MONY Holdings’ cash inflows principally consist of investment income from its invested assets and dividends from MONY Life, if declared and paid. MONY Holdings’ cash outflows principally consist of expenses incurred in connection with the administration of MONY Holdings’ affairs, interest expense on its outstanding indebtedness and dividends to MONY Group, if declared and paid. The amount of dividends from MONY Holdings to MONY Group is largely dependent upon the amount of dividends available to MONY Holdings from MONY Life in excess of that attributable to the CBB. The payment of dividends from MONY Life to MONY Holdings is regulated under state insurance law. In 2003, MONY Life paid a dividend to MONY Holdings in the amount of $25.0 million, of which $13.8 million was retained by MONY Holdings in its DSCA Sub-account CBB (see Note 22) and $11.2 million was paid by MONY Holdings in the form of a dividend to MONY Group. In 2002, MONY Life paid a dividend to MONY Holdings in the amount of $90.0 million, of which $15.6 million was retained by MONY Holdings in its DSCA Sub-account CBB and $74.4 million was paid by MONY Holdings in the form of a dividend to MONY Group.

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25. Goodwill and Other Intangible Assets

In accordance with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) goodwill is periodically tested for impairment and is no longer amortized. The following tables set forth the impact of the adoption of SFAS 142 on the Company’s net income for the years ended December 31, 2003, 2002 and 2001. In addition, as required by SFAS 142, management tested the carrying value of the Company’s goodwill at December 31, 2003 and determined that no impairment exists.

	For the Years Ended December 31,
	2003	2002	2001
	($ in millions)
Reported net income/(loss)	$44.1	$(17.3)	$(34.0)
Add back: goodwill amortization	—	—	1.3

Adjusted net income/(loss)	$44.1	$(17.3)	$32.7

The goodwill amortization recorded for the year ended December 31, 2001 was included in the Protection Products and Other Products segments as follows:

For the Year Ended December 31, 2001
($ in millions)
Protection Products	$1.1
Other Products	0.2

Total	$1.3

The following table summarizes the significant components of goodwill, and the related amortization, by segment for the periods presented. Goodwill is reflected under the caption “other assets” in the Company’s balance sheet.

	2003		2002
	Protection Segment	Other Segment	Protection Segment	Other Segment
	($ in millions)
Beginning Balance	$17.9	$1.3	$17.9	$1.3
Amortization	—	—	—	—

Ending Balance	$17.9	$1.3	$17.9	$1.3

26. Reorganization and Other Charges:

During 2003, the Company recorded charges aggregating $5.8 million as part of the Company’s continuing initiative to enhance operating efficiency and effectively allocate resources. These charges consisted of: (i) severance and related benefits of $1.1 million incurred in connection with the merger of MONY Asset Management, Inc.’s (“MAM”) operations into Boston Advisors, a subsidiary of The Advest Group, Inc., and the resulting termination of certain employees of MONY Life that provided professional services to MAM pursuant to a service agreement between MAM and MONY Life; (ii) losses from the abandonment of leased offices of $1.3 million; (iii) losses from the abandonment of leased space in the Company’s home office of $2.0 million;

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(iv) write-offs of unused furniture and equipment in certain abandoned agency offices of $1.3 million; and (v) moving and alteration costs incurred in connection with the consolidation of leased space in the Company’s home office of $0.2 million. The severance actions were substantially completed during the fourth quarter of 2003. The reserves established for the abandonment of leased agency offices and leased space in the Company’s home office are expected to run-off through 2008 and 2016, respectively. All of the charges recorded in 2003 represent “costs associated with exit or disposal activities” as described in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).

During the fourth quarter of 2002 and 2001, the Company recorded reorganization and other charges aggregating approximately $7.2 million and $144.4 million, respectively, as part of the Company’s initiative to enhance operating efficiency, more effectively allocate resources and capital, and discontinue certain non-core operations. Of these charges, $7.2 million and $19.0 million, respectively, met the definition of “restructure charges” as defined by Emerging Issues Task Force Consensus 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The 2002 restructure charge consisted of severance and related benefits resulting from headcount reductions of 161 and 26, respectively, in the Company’s home office and career agency system, as well as losses from the abandonment of certain leased offices and equipment. The 2001 restructure charge consisted of severance and related benefits of $10.3 million resulting from headcount reductions of 117 and 240, in the Company’s home office and career agency system, respectively, and $8.7 million of other miscellaneous items. These actions were substantially completed in 2002. The remaining restructuring reserves primarily relate to lease abandonment costs and are expected to run-off through 2007. The balance of the charge in 2001, $125.4 million, was unrelated to the Company’s restructure activities and consisted of: (i) impairments of certain invested assets and valuation related write-downs of private equity securities held in the Company’s equity method venture capital portfolio, (ii) the write-off of deferred sales charges in the Company’s mutual fund business to reflect revised estimates of recoverability which are principally due to the decline in the value of the Company’s internet funds, (iii) write-downs of certain information technology assets, and (iv) other miscellaneous items.

The following tables summarize the components of the aforementioned charges recorded in 2003, 2002 and 2001, respectively. None of the charges referred to below as “Reorganization Charges” have been allocated to the Company’s operating segments, however, the charges in 2001 referred to as “Other Charges” have been allocated to the Company’s operating segments. All Reorganization Charges incurred in 2003, 2002 and 2001 are reported as reconciling items.

2003:

	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges(1):
Severance benefits and incentive compensation	$1.1	$—	$1.1
Leased offices and equipment	2.5	—	2.5
Lease abandonment and other	2.2	—	2.2

Total Reorganization Charges before tax	$5.8	$—	$5.8

Total Reorganization Charges after tax	$3.8	$—	$3.8

(1)	All of the reorganization charges recorded in 2003 are “costs associated with exit or disposal activities” as described in SFAS 146.

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002:

	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges(1):
Severance benefits and incentive compensation	$6.1	$—	$6.1
Leased offices and equipment	1.1	—	1.1

Total Reorganization Charges before tax	$7.2	$—	$7.2

Total Reorganization Charges after tax	$4.7	$—	$4.7

(1)	All of the reorganization charges recorded in 2002 meet the definition of “restructuring charges” as defined by EITF 94-3.

2001:

	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges:
Severance benefits and incentive compensation	$22.8	$—	$22.8
Leased offices and equipment	8.7	—	8.7
Deferred policy acquisition costs	17.0	—	17.0
Other	8.3	—	8.3

Subtotal — Reorganization Charges	56.8	—	56.8
Other Charges:
Asset impairments and valuation related write-downs	29.9	20.1	50.0
Deferred sales charges	7.0	—	7.0
Information technology assets	9.4	—	9.4
Other	21.2	—	21.2

Subtotal — Other Charges	67.5	20.1	87.6

Total — Reorganization and Other Charges before tax	$124.3	$20.1	$144.4

Total — Reorganization and Other Charges after tax	$80.8	$13.1	$93.9

All charges referred to as Reorganization Charges included in the tables above, except $17.0 million related to deferred policy acquisition costs in 2001 and $5.3 million related to investment expenses in 2001, are included in “other operating costs and expenses” in the Company’s 2001 consolidated statement of income and comprehensive income.

MONY HOLDINGS LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table indicates the line items in the Company’s consolidated and segmented income statements for the year ended December 31, 2001 that the Other Charges in the table above are reflected in.

	Protection	Accumulation	Other	Reconciling	Total
	($ in millions)
Premiums	$1.0	$—	$—	$—	$1.0
Net investment income	20.3	3.8	3.3	5.3	32.7
Group pension profit	2.5	—	—	—	2.5
Benefits to policyholders	1.8	3.9	—	—	5.7
Amortization of deferred policy acquisition costs	—	2.0	—	17.0	19.0
Other operating costs and expenses	17.6	10.3	1.0	34.5	63.4

Total Other Operating Charges	43.2	20.0	4.3	56.8	124.3

Net realized losses on investments	14.9	2.8	2.4	—	20.1

Total Reorganization and Other Charges	$58.1	$22.8	$6.7	$56.8	$144.4

Set forth below is certain information regarding the liability recorded in connection with the Company’s restructuring actions, as well as the changes therein during the year ended December 31, 2003. Such liability is reflected in “accounts payable and other liabilities” on the Company’s consolidated statement of financial position.

	December 31, 2002	Charges	Cash Payments	Change in Reserve Estimates	December 31, 2003
	($ in millions)
Restructuring Charges Liability:
Severance benefits	$7.8	$1.1	$(7.3)	$(0.7)	$0.9
Other restructure charges (1)	4.4	4.7	(5.5)	—	3.6

Total Restructuring Charges Liability	$12.2	$5.8	$(12.8)	$(0.7)	$4.5

(1)	Cash payments include in 2003 the non-cash write-off of $1.3 million in unused equipment in certain abandoned leased offices.

Report of Independent Auditors

To the Board of Directors and Stockholder of

MONY Life Insurance Company:

We have audited the accompanying statutory statements of admitted assets and liabilities, capital and surplus of MONY Life Insurance Company (the “Company”) as of December 31, 2003 and 2002, and the related statutory statements of operations, capital and surplus, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Notes 2 and 3 to the financial statements, the Company prepared these financial statements using accounting practices prescribed or permitted by the Insurance Department of the State of New York, which practices differ from accounting principles generally accepted in the United States of America. The effects on the financial statements of the variances between the statutory basis of accounting and accounting principles generally accepted in the United States of America are presumed to be material; they are described in Note 2.

In our opinion, because of the effects of the matter discussed in the preceding paragraph, the financial statements referred to above do not present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position of the Company as of December 31, 2003 and 2002, or the results of its operations or its cash flows for the years then ended.

In our opinion, the financial statements referred to above present fairly, in all material respects, the admitted assets and liabilities and capital and surplus of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, on the basis of accounting described in Notes 2 and 3.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for deferred income taxes as required by the Insurance Department of the State of New York. The effect of adoption is recorded as an adjustment to capital and surplus as of December 31, 2002.

PRICEWATERHOUSECOOPERS LLP

New York, New York

February 4, 2004, except for matters described as subsequent events in Note 21 to which the date is March 9, 2004.

MONY LIFE INSURANCE COMPANY

STATEMENTS of ADMITTED ASSETS, and LIABILITIES, CAPITAL and SURPLUS — STATUTORY BASIS

(in thousands)

	December 31,
	2003	2002
ASSETS
Cash and invested assets:
Cash and short-term investments	$87,494	$104,433
Bonds	6,007,139	5,629,980
Redeemable preferred stocks	22,038	22,038
Common stocks	44,276	35,410
Subsidiary companies	465,384	433,173
Mortgage loans	1,387,687	1,558,893
Real estate	61,041	93,260
Policy loans	1,087,975	1,127,865
Other invested assets	279,727	304,505

Total cash and invested assets	9,442,761	9,309,557
Investment income due and accrued	164,286	164,209
Premiums deferred and uncollected	118,531	126,575
Net deferred tax assets	85,906	90,202
Other assets	245,003	302,180
Separate account assets	1,332,384	1,215,541

Total assets	$11,388,871	$11,208,264

LIABILITIES, CAPITAL AND SURPLUS
Liabilities:
Life insurance and annuity reserves	$7,680,824	$7,529,985
Deposits left with the Company	491,250	495,542
Dividends to policyholders	192,783	195,918
Other policy and contract liabilities	53,410	63,582
Funds held under coinsurance	72,008	68,674
Federal income taxes due or accrued	89,942	149,927

Other liabilities	374,106	386,633
Separate account liabilities	1,329,321	1,212,520
Interest maintenance reserve	32,773	20,459
Asset valuation reserve	145,637	178,611

Total liabilities	10,462,054	10,301,851

Commitments and contingencies (Note 21)
Capital and surplus:
Common capital stock	2,500	2,500
Surplus notes	216,091	216,091
Gross paid in and contributed surplus	1,063,849	1,020,129
Special surplus funds	25,950	26,000
Unassigned surplus	(381,573)	(358,307)

Capital and surplus	926,817	906,413

Total liabilities, capital and surplus	$11,388,871	$11,208,264

See accompanying notes to these statutory financial statements.

MONY LIFE INSURANCE COMPANY

STATEMENTS of OPERATIONS — STATUTORY BASIS

(in thousands)

	For the Years Ended December 31,
	2003	2002
Premiums, annuity considerations and fund deposits	$833,444	$812,808
Net investment income	588,518	594,743
Commission and expense allowance on reinsurance ceded	7,734	100,134
Reserve adjustments on reinsurance	(4,449)	(6,651)
Other income (net)	21,526	(13,297)

	1,446,773	1,487,737

Policyholder and contractholder benefits	929,502	961,460
Change in policy and contract reserves	150,839	112,720
Commissions	26,825	25,720
Operating expenses	173,362	195,820
Transfer from separate accounts	(121,765)	(185,612)
Other deductions (net)	3,247	2,045

	1,162,010	1,112,153

Net gain from operations before dividends and federal income taxes	284,763	375,584
Dividends to policyholders	199,492	202,180

Net gain from operations before federal income taxes	85,271	173,404
Federal income tax (benefit)/expense	(2,089)	18,771

Net gain from operations	87,360	154,633
Net realized capital losses (Note 9)	41,430	141,518

Net Income	$45,930	$13,115

See accompanying notes to these statutory financial statements.

MONY LIFE INSURANCE COMPANY

STATEMENTS of CAPITAL and

SURPLUS — STATUTORY BASIS

(in thousands)

	For the Years Ended December 31,
	2003	2002
Capital and surplus, beginning of year	$906,413	$917,363

Net income	45,930	13,115
Change in net unrealized capital gains	(75,167)	(135,325)
Change in net deferred income tax	(4,296)	0
Change in non-admitted assets	1,810	(12,451)
Change in asset valuation reserve	32,975	(1,638)
Surplus paid in	43,720	125,000
Cumulative effect of changes in accounting principles	0	90,202
Dividends to stockholder	(25,000)	(90,000)
Premium in excess of carrying value on redemption of surplus note	0	0
Other changes to surplus	432	147

Net change in capital and surplus for the year	20,404	(10,950)

Capital and surplus, end of year	$926,817	$906,413

See accompanying notes to these statutory financial statements.

MONY LIFE INSURANCE COMPANY

STATEMENTS of CASH FLOWS — STATUTORY BASIS

(in thousands)

	For the Years Ended December 31,
	2003	2002
Cash from Operations:
Premiums collected net of reinsurance	$838,964	$741,946
Investment income, net of investment expenses	587,659	579,938
Miscellaneous income	79,757	29,804
Policy benefits paid	(927,911)	(722,373)
Transfers from separate accounts	120,558	187,564
Commissions, other expenses and insurance taxes paid	(209,129)	(252,123)
Dividends to policyholders	(202,628)	(204,218)
Federal income taxes (excluding capital gains tax)	(51,032)	1,419

Net cash from operations	236,238	361,957

Cash from Investments:
Proceeds from investments sold, matured or repaid:
Bonds	1,443,245	864,980
Stocks	25,561	24,372
Mortgage loans	486,679	421,369
Real estate	43,347	18,091
Other invested assets	16,423	16,353
Net gains(losses) on cash and short-term investments	(1,655)	(22)

Total investment proceeds	2,013,600	1,345,143

Cost of investments acquired:
Bonds	1,799,910	1,136,943
Stocks	173,517	195,062
Mortgage loans	304,916	240,531
Real estate	6,816	15,895
Other invested assets	16,154	18,145
Miscellaneous application	11,852	17,514
Change in policy loans	(39,886)	(24,701)

Total investments acquired	2,273,279	1,599,389

Net cash from investments	(259,679)	(254,246)

Cash from Financing and Miscellaneous Sources:
Cash provided (applied):
Capital and paid in surplus	43,720	125,000
Net deposits on deposit-type contract funds	(19,360)	(167,358)
Dividends paid to stockholder	(25,000)	(90,000)
Other cash provided (applied)	7,142	471

Net cash from financing and miscellaneous sources	6,502	(131,887)

Reconciliation of Cash and Short Term Investments:
Net change in cash and short-term investments	(16,939)	(24,176)
Cash and short-term investments, beginning of year	104,433	128,609

Cash and short-term investments, end of year	$87,494	$104,433

See accompanying notes to these statutory financial statements.

MONEY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS

1. Organization and Description of Business:

MONY Life Insurance Company (formerly, The Mutual Life Insurance Company of New York), is the principal subsidiary of MONY Holdings LLC (“MONY Holdings”). MONY Holdings is a subsidiary of The MONY Group Inc. (“MONY Group”). On November 16, 1998, pursuant to the Plan of Reorganization (the “Plan”) approved by the New York Superintendent of Insurance, The Mutual Life Insurance Company of New York (“MONY” or “the Company”) converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of MONY Group which was organized on June 24, 1997 for the purpose of becoming the parent holding company of MONY. Also, on November 16, 1998, MONY Group consummated an initial public offering (the “Offerings”) of approximately 12.9 million shares of common stock. The shares of common stock issued in the Offerings are in addition to approximately 34.3 million shares of common stock of MONY Group distributed to certain eligible policyholders of MONY in exchange for their ownership interests in MONY.

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

On September 17, 2003, MONY Group entered into an Agreement and Plan of Merger with AXA Financial, Inc. and AIMA Acquisition Co. (the “AXA Agreement”), pursuant to which MONY Group will become a wholly owned subsidiary of AXA Financial, Inc. (“AXA”) in a cash transaction valued at approximately $1.5 billion. Under the terms of the AXA Agreement, which has been approved by the boards of directors of AXA and the Company, the Company’s shareholders will receive $31.00 for each share of the MONY Group’s common stock.

The AXA Agreement is subject to various regulatory approvals and other customary conditions, as well as the approval of the Company’s shareholders. The transaction is expected to close in the second quarter of 2004.

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company and its subsidiaries provide life insurance, annuities, corporate-owned and bank-owned life insurance (“COLI and BOLI”) products, mutual funds, securities brokerage, asset management, and business and estate planning. `The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency field force and (ii) financial advisors and account executives of its securities subsidiary. The Company’s Wholesale channel is comprised of (i) MONY Partners, (ii) independent third party insurance brokerage general agencies and securities broker dealers and (iii) its corporate marketing team which markets COLI and BOLI products. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico and currently insures or provides other financial services to more than one million people.

MONY Life’s principal wholly-owned direct and indirect operating subsidiaries include: (i) MONY Life Insurance Company of America (“MLOA”), an Arizona domiciled life insurance company, (ii) Enterprise Capital Management (“Enterprise”), a distributor of both proprietary and non-proprietary mutual funds, (iii) U.S. Financial Life Insurance Company (“USFL”), an Ohio domiciled insurer underwriting specialty risk life insurance business, (iv) MONY Securities Corporation (“MSC”), a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force, (v) MONY Brokerage, Inc. (“MBI”), a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so they can more fully meet the insurance and investment needs of their customers, (vi) MONY Consultoria e Corretagem de Seguros Ltda., a Brazilian domiciled insurance brokerage subsidiary, which principally provides insurance brokerage services to unaffiliated third party insurance companies in Brazil, (vii) MONY Bank and Trust Company of the Americas, Ltd., a Cayman Islands bank and trust company, which provides investment and trust services to nationals of certain Latin American countries, and (viii) MONY Life Insurance Company of the Americas, Ltd. (“MLICA”), which provides life insurance, annuity and investment products to nationals of certain Latin American countries.

2. Basis of Presentation:

The accompanying statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Insurance Department of the State of New York (“SAP”), which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America (“GAAP”).

The New York State Insurance Department recognizes only statutory accounting practices prescribed or permitted by the State of New York for determining and reporting the financial condition and results of operations of an insurance company, for determining its solvency under New York Insurance Law. The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures manual [effective January 1, 2001] as of March 2003, (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by the State of New York. The NAIC Accounting Practices and Procedures manual is composed of the Preamble, the Statements of Statutory Accounting Principles (“SSAPs”), and Appendices. New York State has adopted certain prescribed accounting practices that differ from those found in NAIC SAP. Specifically, goodwill arising from the purchase of a subsidiary, controlled or affiliated entity is written off directly to surplus in the year it originates by New York domiciled companies. In NAIC SAP, goodwill in amounts not exceeding 10% of an insurer’s capital and surplus may be capitalized and all amounts of goodwill are amortized to unrealized gains and losses on investments over periods not to exceed 10 years.

For reporting periods prior to December 31, 2002, New York State had certain prescribed accounting practices that differed from those found in NAIC SAP related to the admissibility of deferred tax assets (DTA’s) and deferred tax liabilities (DTL’s). DTA’s and DTL’s representing the expected future tax consequences of

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

temporary differences generated by statutory accounting are were not recorded by New York domiciled companies prior to December 31, 2002. In NAIC SAP, DTA’s and DTL’s are included in a reporting entity’s Statement of Assets, Liabilities, Surplus and Other Funds.

Effective December 31, 2002, the State of New York adopted certain provisions of NAIC SAP contained in SSAP No. 10—Income Taxes, which requires New York domiciled companies to record net deferred tax assets and deferred tax liabilities. Prior to December 31, 2002, New York prescribed practices prohibited New York domiciled companies from reporting DTA’s and DTL’s in a reporting entity’s Statement of Assets, Liabilities, Surplus and Other Funds.

The Commissioner of Insurance of the State of New York has the right to permit other specific practices that deviate from prescribed practices.

A reconciliation of the Company’s capital and surplus between NAIC SAP and practices prescribed and permitted by the State of New York at December 31, 2003 and 2002 is shown below (in millions):

	2003	2002
Statutory Capital and Surplus, New York basis	$926.8	$906.4
State Prescribed Practices (Surplus):
Goodwill (net)	15.4	18.5

Statutory Capital and Surplus, NAIC SAP
	$942.2	$924.9

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

Certain reclassifications have been made in amounts presented on the Statements of Operations and Statements of Cash Flows from the prior year Annual Statement to conform such year to the current year’s presentation. These reclassifications principally relate to certain separate account group annuity contracts and had no effect on previously reported net income, surplus, total assets or liabilities. Such contracts are required to be accounted for as life insurance contracts, whereas in the prior year these contracts were accounted for as deposit-type contracts. Premium and annuity considerations, surrenders benefits and withdrawals, and net transfers to or from separate accounts on these contracts were $78.0 million, $230.6 million, and $(152.6) million for the year ended December 31, 2002.

In financial statements prepared in conformity with SAP, the accounting treatment of certain items is different than for financial statements prepared in conformity with GAAP.

GAAP net income (loss) reported by the Company for the years ending December 31, 2003 and 2002 was $56.2 million and $(5.6) million, respectively. GAAP shareholder’s equity of the Company as of December 31, 2003 and 2002 was $2,039.0 million and $1,973.9 million, respectively.

Some of the general differences between SAP and GAAP include:

•	Policy acquisition costs, such as commissions and other costs incurred in connection with acquiring new and renewal business, are expensed when incurred under SAP; whereas under GAAP, such costs are deferred and amortized over the expected life of the business.

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

•	Premiums for universal life and investment-type products, except those classified as “deposit type contracts” under SAP, are recognized as revenue when due under SAP; whereas under GAAP, they are reported as deposits to policyholders’ account balances. Revenues from these contracts under GAAP consist of amounts assessed during the period against policyholders’ account balances for mortality, policy administration and surrender charges.

•	Policy reserves are based on statutory mortality and interest requirements, without consideration of withdrawals, and are reported net of reinsurance reserve credits under SAP; whereas under GAAP, the reserves for interest sensitive life and annuity products are equal to the fund value, and the reserve for long duration participating contracts is the net level premium reserve calculated using the dividend fund interest rate and the mortality rates guaranteed in calculating cash surrender values. GAAP reserves are gross of reinsurance reserve credits.

•	Under SAP, recognition of deferred income tax assets (“DTAs”) is limited to the sum of (a) federal income taxes paid in prior years that can be recovered through loss carrybacks for existing temporary differences that reverse by the end of the subsequent calendar year and (b) the lesser of the amount of gross DTAs, after considering item (a), expected to be realized within one year of the balance sheet date; or ten percent of statutory capital and surplus, excluding DTAs and nonadmitted assets; whereas under GAAP, deferred income tax assets are recorded based on the difference between the book and tax basis of assets and liabilities with a valuation allowance recorded if necessary based on management’s estimates.

•	An interest maintenance reserve (“IMR”) is established as a liability to capture realized investment gains and losses, net of tax, on the sale of fixed maturities and mortgage loans resulting from changes in the general level of interest rates, and is amortized into income over the remaining years to expected maturity of the assets sold under SAP; whereas under GAAP, no such reserve is required.

•	An asset valuation reserve (“AVR”), based upon a formula prescribed by the NAIC, is established as a liability to offset potential non-interest related investment losses, and changes in the AVR are charged or credited to surplus; whereas under GAAP, no such reserve is required.

•	Bonds and redeemable preferred stocks in good standing are generally carried at amortized cost under SAP; whereas under GAAP, bonds and redeemable preferred stocks are classified as available for sale and carried at fair value. The related change in unrealized gains and losses, net of related deferred taxes and an adjustment for deferred policy acquisition costs, is reported as a component of other comprehensive income in equity in accordance with GAAP.

•	Certain assets designated as “non-admitted” are excluded from assets by a direct charge to surplus; whereas under GAAP, such assets are carried on the balance sheet, net of appropriate valuation allowances.

•	Postretirement benefits are accrued at the time employees are vested or retire under SAP; whereas under GAAP, an obligation for such benefits is accrued over the service period for all eligible employees.

•	Subsidiaries are reported using the equity method of accounting; whereas under GAAP, all entities in which a company has control and a majority economic interest are consolidated.

•	Surplus notes are reported as surplus for statutory purposes and as debt for GAAP.

•	Certain reinsurance agreements recognized as reinsurance for statutory purposes are accounted for as financing transactions under GAAP.

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The following is a description of the Company’s principal statutory accounting policies:

a. Premiums and Insurance Expenses

Life premiums are generally recognized as income over the premium-paying period of the related policies. On universal life-type insurance policies and annuities with life contingencies, premiums and considerations are recognized as revenue when received. Payments on deposit type contracts are recorded to the policy reserve. Expenses incurred in connection with the acquiring of new insurance business, including acquisition costs such as sales commission, are charged to operations as incurred. Health premiums are earned ratably over the terms of the related insurance and reinsurance contracts or policies.

Expenses incurred in connection with the acquiring of new insurance business, including acquisition costs such as sales commission, are charged to operations as incurred.

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

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

e. Policy Reserves

Policy reserves for life insurance, annuities, and supplemental benefits are computed by using prescribed statutory interest rates and mortality factors. Reserves computed by a modified commissioners’ reserve method represent approximately 82% of gross life insurance reserves at December 31, 2003 and 2002.

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

f. Participating Policies and Policyholder Dividends

For the year ended 2003, premiums under individual and group insurance participating policies were $624.1 million, or 75.0% of individual and group premiums earned.

The aggregate amount of divisible surplus to be distributed as dividends to policyholders during the year is determined by Company’s Board of Directors with due recognition to factors including solvency of the Company, its ability to meet all contractual obligations, and the existence of the Closed Block which was established as part of MONY’s Plan of Reorganization effective November 16, 1998. The aggregate divisible surplus is then divided among policyholders in the proportion that their policies are considered to have contributed to divisible surplus. In addition, as specified in MONY’s Plan of Reorganization, dividend scales for

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

Closed Block policies are based on changes in the specific experience for this business relative to the experience underlying the 1998 dividend scale. The change in the liability for dividends payable in the following year is charged or credited to current year operations. The Company paid dividends in the amount of $202.6 million to policyholders in 2003 and did not allocate any additional income to such policyholders.

g. Non-admitted Assets

Certain assets designated as “non-admitted” assets (principally capitalized software, goodwill, and miscellaneous receivables) are excluded from the statements of admitted assets, liabilities, capital and surplus.

h. Separate Account Assets and Liabilities

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

i. Depreciation

Prior to January 1, 2001, the Company used the constant-yield method of depreciation for substantially all investments in real estate and real estate joint ventures acquired prior to January 1, 1991. As of January 1, 2001, the Company converted to straight-line depreciation for all investments in real estate and real estate joint ventures acquired prior to January 1, 1991 that are being held for income production. Real estate classified as held for sale is not being depreciated. Real estate assets and improvements are generally depreciated over ten to forty year periods and leasehold improvements are depreciated over the lives of the leases. Deprecation expense related to wholly owned investments in real estate was $2.1 million and $1.9 million in 2003 and 2002, respectively; accumulated depreciation was $15.9 million and $26.8 million at December 31, 2003 and 2002, respectively.

j. Electronic Data Processing Equipment and Software:

The Company amortizes electronic data processing equipment (EDP) on a straight-line basis over a three-year period. The Company recorded EDP depreciation expense of $2.7 million and $3.3 million for the years ended December 31, 2003 and 2002, respectively. EDP equipment totaled $21.9 million, accumulated depreciation was $17.8 million, and the net admitted asset was $4.1 million at December 31, 2003.

The Company amortizes non-operating system software on a straight-line basis over the lesser of its expected useful life or five years. The Company recorded non-operating system software depreciation expense of $17.8 million and $14.2 million for the years ended December 31, 2003 and 2002, respectively. Non-operating system software totaled $128.8 million, accumulated depreciation was $58.5 million, and the net non-admitted asset was $70.3 million at December 31, 2003.

k. Furniture, Fixtures and Equipment and Leasehold Improvements:

The Company amortizes furniture, fixtures and equipment (FF&E) on a straight-line basis over a seven year period. The Company recorded FF&E depreciation expense of $3.9 million and $2.5 million for the years ended December 31, 2003 and 2002, respectively.

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company amortizes leasehold improvements on a straight-line basis over the shorter of their estimated useful life or the remaining life of the original lease. The Company recorded depreciation expense on leasehold improvements of $2.0 million and $1.9 million for the years ended December 31, 2003 and 2002, respectively.

l. Special Surplus Funds

Special surplus funds consist primarily of amounts required by the Insurance Department of the State of New York to be assigned as surplus funds for group insurance and aviation reinsurance.

m. Statement of Cash Flows Non-cash Investing and Financing Activities

For the years ended December 31, 2003 and 2002, respectively, real estate of $0.0 million and $12.0 million was acquired in satisfaction of debt. In 2003, the Company recorded a capital contribution of $3.7 million related to employee stock option plan expenses.

4. Fixed Maturity Securities:

Fixed Maturity Securities by Investment Type:

The amortized cost and estimated fair value (see Note 10) of fixed maturity securities which include short-term investments, bonds and redeemable preferred stocks as of December 31, 2003 and 2002 are as follows:

	Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
U.S. Treasury securities
and obligations of U.S.
Government agencies	$1,237.2	$607.0	$33.0	$50.2	$14.7	$0.1	$1,255.5	$657.1
Collateralized mortgage Obligations:
Government agency-backed	81.1	139.8	1.2	6.7	0.4	0.0	81.9	146.5
Non-agency backed	6.1	77.2	0.1	2.5	0.0	0.0	6.2	79.7
Other asset-backed securities
Government agency-backed	5.3	111.6	0.4	5.6	0.0	0.0	5.7	117.2
Non-agency backed	259.5	441.7	19.6	29.0	1.5	4.3	277.6	466.4
Foreign governments	48.7	42.8	6.2	6.1	0.6	1.7	54.3	47.2
Public utilities	403.3	447.9	31.7	30.3	1.9	7.3	433.1	470.9
Affiliates	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Corporate bonds	3,965.9	3,761.9	310.9	306.4	27.0	43.9	4,249.8	4,024.4

Total bonds	6,007.1	5,629.9	403.1	436.8	46.1	57.3	6,364.1	6,009.4
Redeemable preferred stock	22.0	22.0	2.1	2.7	0.0	0.0	24.1	24.7
Commercial paper	0.1	0.1	0.0	0.0	0.0	0.0	0.1	0.1

Total	$6,029.2	$5,652.0	$405.2	$439.5	$46.1	$57.3	$6,388.3	$6,034.2

Amortized cost represents the principal amount of fixed maturity securities adjusted by unamortized premium or discount and reduced by cumulative writedowns of $80.8 million and $81.7 million for bonds at December 31, 2003 and 2002, respectively, as required by the NAIC for securities which are in or near default. There were cumulative writedowns for redeemable preferred stocks of $5.3 million at December 31, 2003 and 2002.

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, 93.0% of the Company’s Collateralized Mortgage Obligation (CMO) portfolio was held in U.S. government and government agency-backed securities. The remainder of the CMO portfolio consisted of NAIC category 1-investment grade securities.

Maturities of Fixed Maturity Securities & Preferred Stocks:

The amortized cost of fixed maturity securities and estimated fair value by maturity as of December 31, 2003 are summarized as follows (in millions):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$178.3	$188.0
Due after one year through five years	1,579.4	1,709.7
Due after five years through ten years	2,292.2	2,452.1
Due after ten years	1,979.3	2,038.5

	$6,029.2	$6,388.3

Fixed maturity securities that have periodic payments before final maturity have been included in the preceding table in the year of final maturity date. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales of investments in bonds and redeemable preferred stocks during 2003 and 2002 were $486.2 million and $377.9 million, respectively. Gross gains of $36.6 million in 2003 and $28.7 million in 2002 and gross losses of $2.3 million in 2003 and $5.5 million in 2002 were realized on these sales.

As of December 31, 2003 and 2002 the carrying value of non-income producing bonds and redeemable preferred stock was $23.6 and $6.9 million, respectively.

Loan Backed Securities

The Company applies the retrospective adjustment method to loan backed securities using historical cash flows and anticipated prepayment assumptions. Prepayment assumptions for single class and multi-class mortgage-backed/asset-backed securities were obtained from Salomon Brothers (Yield Book). The Company used an independent pricing service in determining the market value of its loan-backed securities.

5. Common Stocks:

Common stocks include marketable equity securities carried at market values of $43.6 million and $34.8 million at December 31, 2003 and 2002, respectively, and non-marketable equity investments carried at estimated fair value of $0.7 million and $0.6 million at December 31, 2003 and 2002, respectively. The cost of the marketable equity securities was $39.4 million and $32.9 million at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, gross unrealized gains were $5.7 million and $3.9 million, respectively, and gross unrealized losses were $0.9 million and $1.6 million, respectively, for equity securities.

Proceeds from sales of investments in common stocks during 2003 and 2002 were $24.0 million and $14.0 million, respectively. Gross gains of $4.7 million in 2003 and $2.3 million in 2002 and gross losses of $0.4 million in 2003 and $2.6 million in 2002 were realized on these sales.

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

6. Other Than Temporary Impairments:

The following table presents certain information by type of investment with respect to the Company’s gross unrealized losses on fixed maturity securities and common stocks at December 31, 2003, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. This table excludes amounts relating to certain invested assets held pursuant to a reinsurance agreement whereby all the experience from such assets is passed to the reinsurer.

	Less Than 12 Months		Greater Than 12 Months		Total
	Total Market Value	Gross Unrealized Losses	Total Market Value	Gross Unrealized Losses	Total Market Value	Gross Unrealized Losses
	($ in millions)
U.S. Treasury securities and Obligations of U.S. Government Agencies	$673.6	$(14.7)	$—	$—	$673.6	$(14.7)
Collateralized mortgage obligations:
Government agency backed	41.9	(0.3)	—	—	41.9	(0.3)
Non government agency backed	—	—	—	—	—	—
Other asset-backed securities:
Government agency backed	—	—	—	—	—	—
Non government agency backed	1.0	—	35.1	(1.5)	36.1	(1.5)
Foreign governments	10.1	(0.2)	—	—	10.1	(0.2)
Utilities	40.1	(1.2)	—	—	40.1	(1.2)
Corporate bonds	470.6	(17.0)	34.1	(0.9)	504.7	(17.9)

Total bonds	1,237.3	(33.4)	69.2	(2.4)	1,306.5	(35.8)
Common stocks	5.7	(0.9)	—	—	5.7	(0.9)

Total temporarily impaired securities	$1,243.0	$(34.3)	$69.2	$(2.4)	$1,312.2	$(36.7)

There were 13 investment grade fixed maturity security positions that have been in an unrealized loss position for more than 12 months as of December 31, 2003. The aggregate gross pre-tax unrealized loss relating to these positions was $2.4 million ($1.5 million after-tax) as of such date. Of these positions: (i) eight comprising approximately $1.8 million ($1.1 million after-tax) of the aforementioned aggregate unrealized loss, were not considered “other than temporarily impaired” principally because of the issuer’s financial strength as indicated by the fact that all such securities were rated “A” or better, (ii) five comprising approximately $0.6 million ($0.4 million after-tax) of the aforementioned unrealized loss were not considered “other than temporarily impaired” because management is of the opinion that the unrealized loss position was primarily attributable to temporary market conditions affecting the related industry sectors, as well as the fact that management’s analysis of the issuer’s financial strength supported the conclusion that the security was not “other than temporarily impaired”.

There were no common stock positions in an unrealized loss position for more than 12 months as of December 31,2003.

7. Information Concerning Parent, Subsidiaries and Affiliates:

The Company paid dividends of $25.0 million and $90.0 million in 2003 and 2002 respectively, to MONY Holdings.

The Company received capital contributions from MONY Holdings of $43.7 million and $125.0 million in 2003 and 2002, respectively.

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company issued two surplus notes to MONY Group on March 8, 2000 for $115.0 million and $100.0 million and received a capital contribution from MONY Group of $65.0 million (see Note 18).

At December 31, 2003 and 2002, the Company’s investments in subsidiaries, all of which are wholly owned, consisted of the following (in millions):

	2003	2002
MONY Life Insurance Company of America	$268.1	$246.1
Enterprise Capital Management, Inc.	52.4	53.3
MONY Assets Corporation	42.8	44.4
Sagamore Financial Corp.	23.8	24.5
MONY Realty Partners	44.4	23.2
MONY Venture Partners	18.9	8.4
Other subsidiaries	15.0	33.3

Total	$465.4	$433.2

At December 31, 2003, MLOA had assets of $6,023.3 million; including bonds ($1,639.6 million), mortgage loans ($419.6 million) and separate account assets ($3,504.0 million); and liabilities of $5,755.2 million, primarily life insurance and annuity reserves ($2,211.2 million) and separate account liabilities ($3,504.0 million). Capital and surplus of MLOA was $268.1 million as of December 31, 2003. In 2003 and 2002, total revenues of MLOA were $1,197.1 million and $1,154.4 million, benefits and expenses were $1,322.6 million and $1,297.6 million and net income (loss), including realized capital gains (losses), was $(79.6) million and $(91.9) million, respectively.

The Company made aggregate capital contributions of $100.0 million and $150.0 million to MLOA during the years ended December 31, 2003 and 2002, respectively.

In 2003, the Company made aggregate capital contributions of $5.0 million to MONY International Holdings, the parent holding company of MLICA, $5.0 million to Sagamore Financial Corporation, the parent holding company of USFL, $10.3 million to MONY Venture Partners, $19.5 million to MONY Realty Partners, and $7.0 million to MSC. In 2002, the Company made aggregate capital contributions of $17.5 million to MONY International Holdings, the parent holding company of MLICA, $5.0 million to Sagamore Financial Corporation, the parent holding company of USFL, $4.1 million to MONY Venture Partners, and $1.0 million to MSC.

On August 30, 2002, the Company sold 11 commercial loans with a statement value of $146.8 million to MLOA. The sale was recorded at fair value for $148.6 million and included $1.8 million in deferred gains, representing the difference between fair market value and statement value.

In 1997 the New York City Industrial Development Agency (“the NY IDA”) issued bonds for the benefit of the Company in the total amount of $16.0 million related to the Company’s consolidation of site locations to New York City. Debt service under the bonds is funded by lease payments by the Company to the NY IDA bond trustee for the benefit of the bondholder, MLOA (See Note 22). The carrying value of these bonds was $1.2 million and $1.3 million at December 31, 2003 and 2002 respectively.

The Company has service agreements with certain subsidiaries to provide personnel services, facilities, supplies and equipment as shall reasonably be necessary to conduct business. These agreements provide for reimbursement of actual costs and are subject to cancellation upon written notice by either party. Income related to these agreements was $197.7 million and $194.3 million in 2003 and 2002 respectively. In addition, the

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

Company recorded an intercompany receivable of $17.2 million and $23.5 million at December 31, 2003 and 2002, respectively, related to these agreements.

The Company has an investment advisory agreement with MONY America with respect to the investment and management of MONY America’s assets. The agreement provides that services are provided on a cost reimbursement basis and may be terminated by either party upon written notice. Income related to this agreement was $1.0 million and $0.7 in 2003 and 2002, respectively. In addition, the Company carried an intercompany receivable related to this agreement of $0.1 million at December 31, 2003 and 2002.

The Company also has investment advisory agreements with four subsidiaries of MONY Group with respect to the investment and management of its invested assets. These agreements, effective in 2003, provide for scheduled fees or actual cost reimbursements. Expenses related to these agreements were $13.8 million in 2003. In addition, the Company carried an intercompany payable of $3.4 million at December 31, 2003 related to these agreements.

8. Mortgage Loans and Real Estate:

The Company invests in mortgage loans collateralized by commercial and agricultural real estate. Such mortgage loans consist primarily of first mortgage liens on completed income-producing properties. As of December 31, 2003, $245.3 million of mortgage loans have terms that require amortization, and $1,142.4 million of mortgage loans require partial amortization or are non-amortizing. Mortgage loans delinquent over 90 days or in process of foreclosure were $3.8 million at December 31, 2003 and $7.0 million at December 31, 2002. Properties acquired through foreclosure during the year amounted to $0.0 million and $12.0 million in 2003 and 2002, respectively.

The Company has performing restructured mortgage loans of $12.3 million and $27.4 million as of December 31, 2003 and 2002, respectively. The new terms typically defer a portion of contract interest payments to future periods. Interest is recognized in income based on the modified rate of the loan. Deferred interest, which is the difference between the original contractual rate and the modified rate, is excluded from income. Gross interest income on restructured loans that would have been recorded in accordance with the loans’ original terms was approximately $1.4 million in 2003 and $3.8 million in 2002. Gross interest income recognized in net income for the period from these loans was approximately $1.1 million in 2003 and $1.3 million in 2002. There are no commitments to lend additional funds to any debtor involved in a restructuring.

At December 31, 2003 and 2002, the carrying values of mortgage loans which were non-income producing for the twelve months preceding such dates were $0.0 million and $13.8 million, respectively.

At December 31, 2003 and 2002, the carrying value of real estate which was non-income producing for the twelve months preceding such dates was $6.9 million and $7.5 million, respectively.

The minimum and maximum lending rates for mortgage loans during 2003 were 4.09% and 11.02% for urban commercial loans, 5.10% and 7.37% for agricultural mortgage loans, and 8.0% and 10.5% for mezzanine loans.

During 2003, the Company reduced interest rates on outstanding agricultural mortgage loans as follows; over 3%, 1 loan, $0.4 million; 2% to 3%, 2 loans, $0.2 million; less than 2%, 5 loans, $3.0 million.

The maximum percentage of any one loan to the value of security at the time of the loan, exclusive of insured or guaranteed or purchase money mortgages, was 75.6%.

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

At December 31, 2003 and 2002 the Company held mortgages with interest more than 180 days past due, excluding accrued interest of $3.8 million and $5.8 million, respectively. Total interest due on mortgages with interest more than 180 past due was $0.4 million and $0.4 million at December 31, 2003 and 2002, respectively.

The Company held $9.5 million in impaired mortgage loans that carried a related allowance for credit losses of $0.9 million at December 31, 2003. The Company held $28.8 million in impaired mortgage loans which did not carry an allowance for credit losses at December 31, 2003.

The average investment in impaired mortgage loans was $1.0 million and $3.0 million at December 31, 2003 and 2002, respectively, and interest income recognized on impaired mortgage loans was $3.8 million and $11.0 million for the years ended December 31, 2003 and 2002, respectively. On a cash basis method of accounting, $2.8 million and $10.3 million in investment income was recognized on impaired mortgage loans during the years ended December 31, 2003 and 2002, respectively.

At December 31, 2003 and 2002 the Company held investments in restructured mortgage loans of $12.3 million and $29.4 million, respectively. The Company recorded realized losses of $0.0 and $6.0 million related to these loans during 2003 and 2002 respectively. The Company accrues interest income on impaired loans to the extent they are deemed collectible (delinquent less than 90 days) and the loan continues to perform under its original or restructured contractual terms. Interest income on non-performing loans is generally recognized on a cash basis.

The following presents the change in the allowance for credit losses on restructured mortgage loans for the year ended December 31, 2003 (in millions):

Balance at beginning of year	$0.0
Additions charged to operations	0.9
Recoveries of amounts previously charged off	0.0
Direct write-downs charged against allowances	0.0

Balance at end of period	$0.9

9. Investment Income, Realized and Unrealized Capital Gains (Losses):

Net investment income for the years ended December 31, 2003 and 2002 was derived from the following sources:

	2003	2002
Net Investment Income	(in millions)
Bonds and redeemable preferred stock	$396.7	$398.0
Mortgage loans	125.5	132.6
Policy loans	72.9	78.4
Common stock and limited partnerships	22.6	18.5
Other (including cash & short-term investments)	11.0	12.5
Real estate	3.7	6.1

Total investment income	632.4	646.1
Investment expenses	24.8	31.9
Interest expense	19.1	19.5

Net investment income	$588.5	$594.7

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

Due and accrued income was excluded from surplus for all investment income due and accrued with amounts that are 90 days past due with the exception of mortgage loans in default. Investment income due and accrued that was excluded from surplus as a non-admitted asset was $4.3 million and $7.8 million at December 31, 2003 and 2002, respectively.

Net realized capital gains (losses) on investments for the years ended December 31, 2003 and 2002 are summarized as follows (in millions):

	2003	2002
Realized Capital Gains (Losses)
Common stock	$3.8	$(5.6)
Real estate	6.4	(8.2)
Bonds and redeemable preferred stock	23.8	(56.3)
Other invested assets (real estate partnerships)	(52.2)	(46.2)
Mortgage loans	10.3	(16.7)

Pre-tax, pre-IMR capital losses	(7.9)	(133.0)
Taxes	(13.7)	3.0
Transferred to IMR, net of taxes	(19.8)	(11.5)

Net realized capital losses	$(41.4)	$(141.5)

During 2003 and 2002, realized capital gains/(losses) resulting from changes in interest rates on bonds, redeemable preferred stocks, and mortgage loans of $19.8 million (net of $10.8 million tax) and $11.5 million (net of $6.2 million tax), respectively, were transferred to the Company’s IMR for future amortization into net income. Included in realized capital gains/(losses) with other invested assets are other than temporary charges related to the Company’s venture capital interests of $47.5 million.

The Company had net unrealized losses of $75.2 million and $135.3 million for the years 2003 and 2002, respectively. The change in gains and losses for the years ended December 31 are detailed by asset type in the table below (in millions):

	2003	2002
Change in Unrealized Capital Gains (Losses)
Bonds and redeemable preferred stock	$3.5	$(7.8)
Common stock	(112.3)	(93.1)
Mortgage loans	0.8	14.8
Other investments	32.8	(49.2)

Total change in unrealized capital gains (losses)	$(75.2)	$(135.3)

10. Estimated Fair Value of Financial Instruments:

The estimated fair values of mortgage loans, unaffiliated equity securities, cash, short-term investments, separate account assets and liabilities and investment-type contracts approximate their carrying amounts. The carrying values of bonds and redeemable preferred stocks were $6,029.2 million and $5,652.0 million at December 31, 2003 and 2002, respectively. The estimated fair values of bonds and redeemable preferred stocks were $6,388.3 million and $6,034.2 million at December 31, 2003 and 2002, respectively.

The calculations of estimated fair values involve considerable judgment. Accordingly, these estimates of fair value are not necessarily indicative of the values that could be negotiated in an actual sale.

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Mortgage loans

The fair values of mortgage loans are estimated by discounting expected future cash flows, using current interest rates for similar loans to borrowers with similar credit risk. Loans with similar characteristics are aggregated for purposes of the calculations. The fair value of mortgage loans in process of foreclosure is the estimated fair value of the underlying collateral. The fair value of mortgage loans was $1,479.1 million and $1,670.5 million at December 31, 2003 and 2002, respectively.

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

Investment-type contracts

The fair values of investment type contracts are based on estimates of the value of payments available upon full surrender. Investment type contracts include certain general account annuity contracts reported as liabilities as life insurance and annuity reserves on the Statement of Liabilities, and deposits left with the company also reported on the Statement of Liabilities. The carrying value and fair value of investment-type contract annuities at December 31, 2003 and 2002 was $291.6 million and $199.8 million, and $286.7 million and $194.4 million, respectively. The carrying value and fair value fair value of deposits left with the company at December 31, 2003 and 2002 was $487.2 million and $491.0 million, and $493.1 million and $496.8 million, respectively.

11. Securities Lending:

The Company has an agreement with a bank to lend securities to approved borrowers. At December 31, 2003 and 2002, securities loaned by the Company under this agreement had a fair value of $297.6 million and

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

$164.9 million, respectively. The minimum collateral at the time securities are loaned is 102 percent of the market value of loaned securities. Such securities are marked to market on a daily basis. In the event that the value of collateral ever drops to 100% of the market value of the security on loan, such collateral is adjusted back to 102% of the market value of the security on loan.

12. Concentration of Credit Risk:

At December 31, 2003 and 2002, the Company had no single investment or series of investments with a single issuer (excluding U.S. Government and Government Agency securities) exceeding 0.5% and 1.6% respectively of total cash and invested assets.

The bond portfolio is diversified by industry type. The only industry that comprised 10 percent or more of the carrying value of the bond portfolio at December 31, 2003 is Consumer Goods and Services of $1,252.7 million (20.7%).

At December 31, 2002, the industries comprising 10 percent or more of the bond portfolio carrying value were: Consumer Goods and Services of $1,035.6 million (16.2%), Public Utilities of $605.6 million (10.8%), and Other Manufacturing of $572.0 million (10.2%).

Below investment grade bonds are defined as those securities rated in categories 3 through 6 by the NAIC, which are approximately equivalent to bonds rated below BBB by rating agencies. These bonds consist mostly of privately issued bonds, which are monitored by the Company through extensive internal analysis of the financial condition of the borrowers, and which generally include protective debt covenants. The Company held below investment grade bonds of $589.2 million and $658.9 million at December 31, 2003 and 2002, respectively. Of these bonds, $425.7 million and $434.1 million, respectively, were in category 3, which is considered to be medium quality by the NAIC.

The Company has significant investments in commercial and agricultural mortgage loans and real estate (including joint ventures and partnerships). The locations of property collateralizing mortgage loans and real estate investment carrying values at December 31, 2003 and 2002 are as follows:

	2003		2002
Geographic Region	$	%	$	%
	($ in millions)
Southeast	386.2	24.5	408.9	23.0
Midwest	325.2	20.7	331.4	18.7
Mountain	317.8	20.3	355.6	20.1
West	223.5	14.3	276.0	15.6
Southwest	192.3	12.3	211.3	11.9
Northeast	122.9	7.9	190.3	10.7

Total	1,567.9	100.0	1,773.5	100.0

The states with the largest concentrations of mortgage loans and real estate investments at December 31, 2003 are: Arizona, $196.2 million (12.5%); Texas, $161.8 million (10.3%); California, $152.1 million (9.7%); Georgia, $108.3 million (6.9%); Virginia, $103.2 million (6.6%); and Minnesota, $76.1 million (4.9%).

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

Approximately 42.7% of the Company’s real estate and mortgage portfolios are invested in office building properties. As of December 31, 2003 and 2002, the real estate and mortgage loan portfolio was diversified as follows:

	2003		2002
Type	$	%	$	%
	($ in millions)
Office	670.0	42.7	769.2	43.4
Agriculture	243.0	15.5	222.0	12.5
Hotel	237.0	15.1	249.0	14.0
Industrial	127.1	8.1	150.9	8.5
Retail	117.8	7.5	135.7	7.7
Apartments	105.6	6.8	152.7	8.6
Other	67.4	4.3	94.0	5.3

Total	1,567.9	100.0	1,773.5	100.0

13. Derivative Instruments:

Market risk

The Company is exposed to market risk in the event that: (i) the market price of a given derivative financial instrument varies significantly from what is expected or from its theoretical value, or (ii) there is no secondary market for a particular derivative instrument. The Company plans to hold most derivatives to their expiration. Accordingly, illiquid markets do not expose the Company to significant risk.

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

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Put Options:

Put options may be used from time to time by the Company to mitigate its downside risk from holding equity securities.

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

At December 31, 2003 the Company had no positions in derivative financial instruments, except for a $100 million notional amount interest rate swap contract. The interest swap is designated as a hedge of floating rate notes and is accounted for in accordance with SSAP No. 86.

14. Reserves:

For Life and Deposit-Type Contracts the Company’s reserve practices include the following:

(1)	The Company waives deduction of deferred fractional premiums upon death of insured and returns any portion of the final premium beyond the date of death. Surrender values promised in excess of the legally computed reserves totaled $43.9 million at December 31, 2003.

(2)	Substandard policies are valued from basic actuarial principals using the policy’s substandard rating.

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

(3)	As of December 31, 2003, the Company had $3,113.9 million of insurance in force for which the gross premiums are less than the net premiums according to the standard valuation of the State of New York. Reserves to cover the above insurance totaled $18.0 million at December 31, 2003.

(4)	Tabular Interest, Tabular less actual reserve released, and Tabular Cost have been determined by formulas as described in the Annual Statement instructions.

(5)	The Tabular Interest on funds not involving life contingencies is generally the interest credited or paid on such funds.

(6)	The details for “Other Increases” (net) under Analysis of Increases in Reserve in the Annual Statement during the year, include the following (in millions):

12/31/2003
Received for reserves from reinsurance company	$(2.4)
Change in deficiency reserves	1.5
Transfer from Ind. Annuity to Supplementary Contracts not involving Life Contingencies	(2.6)
Change in strain	(3.7)
Transfer Supplementary Contracts with Life Contingencies to Supplementary Contracts without Life Contingencies	2.1
Other	(0.1)

Total	$(5.2)

The withdrawal characteristics of the Company’s annuity actuarial reserves and deposit-type contract funds and other liabilities without life or disability contingencies as of December 31, 2003 were as follows:

(in millions)
Not subject to discretionary withdrawal provision	$1,044.2
Subject to discretionary withdrawal—with adjustment:
• with market value adjustment	174.7
• at book value less surrender charges 5 percent or more	65.1
• at market value	563.1

Subtotal	802.9
Subject to discretionary withdrawal—without adjustment:
• at book value (minimal or no charge or adjustment)	684.1

Total annuity actuarial reserves and deposit—type contract funds (gross)	2,531.2
Less: Reinsurance	65.8

Total annuity actuarial reserves and deposit-type contract funds (net)	$2,465.4

The amounts shown above are included in the Company’s statement of admitted assets, liabilities, capital and surplus as life insurance and annuity reserves ($1.2 billion) and separate account liabilities ($1.3 billion).

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

15. Reinsurance:

Life insurance business is mainly ceded on a yearly renewable term basis under various reinsurance contracts, except for the level term product which utilizes a coinsurance agreement. The Company’s general practice is to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for last survivor products.

The total amount of reinsured life insurance in force on this basis was $5.2 billion and $5.0 billion at December 31, 2003 and 2002, respectively. Premiums ceded under these contracts were $30.6 million and $30.2 million; benefit payments recovered were approximately $19.5 million and $21.4 million; policy reserve credits recorded were $31.0 million and $27.7 million; and recoverable amounts on paid and unpaid losses were $7.5 million and $5.4 million at December 31, 2003 and 2002, respectively.

The Company has coinsured a portion of its extended term insurance, guaranteed interest contract and long-term disability claim liabilities. The total ceded reserves and claims liabilities under these agreements were $23.3 million and $25.0 million at December 31, 2003 and 2002, respectively.

During 1994, the Company entered into an agreement to reinsure approximately 50 percent of its block of paid-up life insurance policies. The Company transferred assets equal to the total liabilities ceded into a segregated portfolio within its general account to secure benefit payments from the reinsurer and established a funds held liability to the reinsurer for a corresponding amount. Reserves ceded under this agreement were $58.5 million and $62.6 million at December 31, 2003 and 2002, respectively.

As of December 31, 1997, the Company reinsured 100 percent of its net retained individual disability (“DI”) business. Total ceded reserves, claim and dividend liabilities under these agreements were $376.4 million and $384.8 at December 31, 2003 and 2002 respectively.

The Company is contingently liable with respect to ceded reinsurance should any reinsurer be unable to meet its obligations under these agreements. To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

16. Capital and Surplus and Shareholders’ Dividend Restrictions:

The Company has 2,500,000 shares of common stock authorized, 2,500,000 shares issued, and 2,500,000 outstanding. All outstanding shares are held by MONY Holdings.

The Company does not hold any stock for the conversion of preferred stock, employee stock options, stock purchase warrants or any other such purpose. However, the MONY Group sponsors two stock option plans and a restricted stock plan for certain officers, employees, directors and qualifying agents of the Company and its subsidiaries. Pursuant to the 1998 Stock Incentive Plan, the MONY Group was restricted from issuing options for its common stock in excess of 2,361,908 shares through November 18, 2004. As of December 31,2003, options representing 2,414,138 shares of MONY Group’s common stock had been issued, which includes shares terminated and allowable for reissuance, under the 1998 Stock Incentive Plan. Pursuant to the 2002 Stock Option Plan, the MONY Group is restricted from issuing options for its common stock in excess of 5,000,000 shares. No stock option granted under the 2002 Stock Option Plan, even if vested, may be exercised, transferred or otherwise disposed of by the optionee prior to December 24, 2003. As of December 31, 2003, issued and outstanding options under the 2002 Stock Option Plan totaled 2,377,875 shares of the MONY Group’s common stock. All options issued under the plans are subject to certain vesting requirements and certain other forfeiture

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

provisions. Pursuant to the restricted stock plan MONY Group is shares of its common stock. As of December 31, 2003, 767,243 restricted shares of MONY Group common stock had been issued under the plan. All shares issued under the plan are subject to certain vesting and performance requirements, as well as to certain other forfeiture provisions.

The payment of dividends by MONY Life to MONY Group is regulated under state insurance law. Under the New York Insurance Law, MONY Life may distribute a dividend to its shareholder where the aggregate amount of such dividend in any calendar year does not exceed the lesser of: (a) ten percent of its surplus to policyholders as of the immediately preceding calendar year, or (b) its net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on these criteria the maximum allowable distribution for calendar year 2004 is $87.4 million. The law also states that if MONY Life does not satisfy the criteria mentioned above, it can only distribute dividends to its shareholders upon giving notice of its intentions to the superintendent no less than thirty days in advance of such declaration. The superintendent may disapprove such distribution by giving written notice to MONY Life within thirty days after such filing that the superintendent finds that the financial condition of MONY Life does not warrant such distribution. In addition, Arizona and Ohio insurance laws contain restrictions on the abilities of MLOA and USFL respectively to pay dividends to MONY Life. MONY Life paid dividends of $25.0 million and $90.0 million in 2003 and 2002, respectively, to MONY Holdings.

The portion of unassigned funds (surplus) represented or reduced for certain items at December 31, 2003 is as follows (in millions):

Unrealized gains and losses:	$(382.4)
Non-admitted asset values:	$(166.5)
Separate account business	$3.1
Asset valuation reserves:	$(161.6)
Reinsurance in unauthorized companies:	$(0.7)

17. Group Pension Business:

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

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

In connection with the Group Pension Transaction, on December 31, 1993, the Company made a $200 million capital investment in AEGON USA by purchasing $150 million of Series A and $50 million of Series B notes. The Series A notes pay interest at 6.44% and the Series B notes pay interest at 6.24% per annum. The Series A notes matured on April 7, 2003 and the Series B notes matured on December 31, 2002.

In addition to interest payments on the notes, the Company has the right to receive certain payments based on the profits of the transferred business in force on the transaction date, a future payment tied to the determination of the value of the transferred business at the maturity date of the notes, and a potential payment based on new business growth. Net operating losses, if any, on the transferred business for any year will be carried forward to reduce profit payments in subsequent years. Any deficit remaining at the end of the nine year term and any adjustment related to the final value of the transferred business may only be applied to reduce the principal amount of any outstanding Series A notes. During 2003 and 2002, the Company earned $(0.7) million and $91.0 million, respectively related to transferred business. The $91.0 million earned during 2002 consisted of $19.1 million based upon the profits of the transferred group pension business and $71.9 from the final value of the transferred business. The Company recorded these amounts as expense allowances on ceded reinsurance in the Summary of Operations.

18. Surplus Notes:

On March 8, 2000, MONY Life repurchased all of its outstanding $115.0 million face amount 9.5% coupon surplus notes, which were issued in 1997, and approximately $116.5 million face amount of its $125.0 million face amount 11.25% coupon surplus notes, which were issued in 1994 (the “9.5% Notes” and the “11.25% Notes”, respectively). In the third quarter of 2000, MONY Life repurchased another $6.5 million face amount of the 11.25% Notes and, in 2001, MONY Life repurchased another $0.1 million face amount of the 11.25% Notes, leaving $1.9 million face amount ($1.1 million carrying value) of the 11.25% Notes outstanding at December 31, 2003.

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

The $115.0 million face amount and $100.0 million face amount Inter-company Surplus Notes mature on December 31, 2012 and August 15, 2024, respectively, and both pay interest to MONY Group at 8.65% semiannually on March 8 and September 8. Each accrual and payment of interest on the Inter-company Surplus Notes may be made only with the prior approval of the New York State Superintendent of Insurance. Interest expense incurred on surplus notes was $18.8 million in both 2003 and 2002.

19. Federal Income Taxes:

The Company files a consolidated federal income tax return with MONY Group and its other subsidiaries, and the Company’s life and non-life subsidiaries with the exception of Sagamore Financial Corporation and Subsidiaries, which file a separate tax return. The method of allocation between the companies is subject to a written agreement, approved by the Board of Directors.

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

Allocation of federal income taxes is based upon separate return calculations with current credit for losses and other federal income tax credits provided to the life insurance members of the affiliated group. Intercompany tax balances are settled annually in the fourth quarter of the year in which the return is filed.

The components of the net deferred tax asset/(liability) at December 31, 2003 and 2002 are as follows (in millions). The Company did not record deferred income taxes prior to December 31, 2002 (see Note 2 above).

	2003	2002
Total of all deferred tax assets (admitted and nonadmitted)	$401.1	$358.4
Total of all deferred tax liabilities	$(91.8)	$(114.7)
Total deferred tax assets nonadmitted	$223.4	$153.5
Total of all deferred tax assets	$85.9	$90.2
Increase (decrease) in deferred tax assets nonadmitted	$69.9

Federal income tax (benefit)/expense for the years ended December 31, 2003 and 2002 is summarized as follows (in millions):

	2003	2002
Current year tax expense	$17.0	$27.3
Prior year overaccrual	(5.3)	(11.6)

Current income taxes incurred (1)	$11.7	$15.7

(1)	Includes $(13.7) million and $(3.0) million in 2003 and 2002, respectively for federal income tax on capital gains.

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

The main components of the 2003 deferred tax amounts are as follows (in millions):

	Statutory	Tax	Difference	Tax Effect
Deferred tax assets:
Bonds	$(6,007.1)	$(6,090.6)	$83.5	$29.2
Preferred stocks	(22.0)	(28.9)	6.9	2.4
Common stocks	(509.7)	(776.2)	266.5	93.3
Mortgage loans on real estate	(1,387.7)	(1,405.7)	18.0	6.3
Life and health reserves	7,680.8	7,593.2	87.6	30.7
Deferred acquisition costs	—	(203.2)	203.2	71.1
Depreciation	(104.6)	(156.7)	52.1	18.2
Investment income due and accrued	(164.3)	(176.1)	11.8	4.2
Policyholder dividends	191.3	—	191.3	67.0
Deferred compensation	184.2	101.7	82.5	28.9
Corporate reserve	7.5	(9.8)	17.3	6.0
Unearned investment income	4.1	—	4.1	1.4
Other liabilities	2.9	(33.8)	36.7	12.9
Other assets	(5.2)	(89.5)	84.3	29.5

Total deferred tax assets	$(129.8)	$(1,275.6)	$1,145.8	$401.1

Deferred tax assets nonadmitted				(223.4)

Admitted deferred tax assets				$177.7

Deferred tax liabilities:
Investment real estate	$(61.0)	$(53.1)	$(7.9)	$(2.8)
Other investment partnerships	(278.9)	(216.7)	(62.2)	(21.8)
Guaranty association fund	(3.6)	—	(3.6)	(1.2)
Destrengthening reserve	0.0	20.9	(20.9)	(7.3)
Litigation reserve	21.3	69.6	(48.3)	(16.9)
Due and deferred premium	(118.5)	0.9	(119.4)	(41.8)

Total deferred tax liabilities	$(440.7)	$(178.4)	$(262.3)	$(91.8)

Net admitted deferred tax asset				$85.9

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

The components of the change in deferred tax assets and deferred tax liabilities resulting from differences between statutory book and tax from December 31, 2003 and 2002 are as follows (in millions):

	2003	2002	Change
Deferred Tax Assets
Bonds	$29.2	$—	$29.2
Common Stock	93.3	63.5	29.9
Mortgage Loans on Real Estate	6.3	10.4	(4.1)
Life and Health Reserves	30.7	45.9	(15.3)
Deferred Acquisition Costs	71.1	73.8	(2.7)
Depreciation	18.2	8.4	9.8
Investment Income Due and Accrued	4.2	14.1	(9.9)
Policyholder dividends	67.0	68.0	(1.1)
Deferred compensation	28.9	53.8	(24.9)
Corporate reserve	6.0	1.6	4.4
Unearned investment income	1.4	—	1.4
Other liabilities	12.9	—	12.9
Other assets	31.9	18.9	13.1

Total deferred tax assets	401.1	358.4	42.7
Deferred tax assets nonadmitted	(223.4)	(153.5)	(69.9)

Admitted deferred tax assets	$177.7	$204.9	$(27.2)

Deferred Tax Liabilities
Bonds	$—	$(0.7)	$0.8
Real Estate	(2.8)	(9.7)	6.9
Other Invested Partnerships	(21.8)	(51.7)	29.9
Guaranty Association Fund	(1.2)	(1.0)	(0.2)
Destrengthening reserve	(7.3)	(8.3)	1.0
Litigation reserve	(16.9)	—	(16.9)
Due and deferred premium	(41.8)	(43.3)	1.4

Total deferred tax liabilities	(91.8)	(114.7)	22.9

Net change in admitted deferred tax asset	$85.9	$90.2	$(4.3)

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

Pre-tax operating gains and pre-tax operating losses, as reported in the accompanying statements of operations, differ from the taxable income reported for tax purposes. Among the more significant book to tax adjustments at December 31, 2003 were corporate owned life insurance, interest expense, amortization of IMR, and prior year adjustments.

The Company did not have any operating loss carry forwards at December 31, 2003

Income taxes incurred in the current and prior years that will be available for recoupment in the event of future net losses are $17.0 million, $27.2 million, and $0.4 million for each of the years ended December 31, 2003, 2002, and 2001, respectively.

The Company’s federal income tax returns for years through 1993 have been examined by the Internal Revenue Service (“IRS”). No material adjustments were proposed by the IRS as a result of these examinations. In the opinion of management, adequate provision has been made for any additional taxes which may become due with respect to open years.

20. Pension Plans and Other Postretirement Benefits:

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

The assets of the qualified pension plan are primarily invested in MONY Pooled Accounts which include common stock, real estate, private placement debt securities and bonds. At December 31, 2003 and 2002, $312.0 million and $304.7 million, respectively were invested in the MONY Pooled Accounts. Benefits of $34.0 million and $30.1 million were paid by this plan for the years ended December 31, 2003 and 2002, respectively.

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The following presents the change in the benefit obligation, change in plan assets and other information with respect to the Company’s qualified defined benefit pension plan and non-qualified Employee Excess Pension Plan, and other benefits which represent the Company’s postretirement benefit obligation determined in accordance with SSAP No 8 and SSAP No 14 (in millions):

	Pension Benefits 2003	Other Benefits 2003	Pension Benefits 2002	Other Benefits 2002
Change in benefit obligation:
Benefits obligation at beginning of year	$484.3	$52.4	$471.0	$46.1
Service cost	10.1	2.1	8.7	1.6
Interest cost	35.7	3.2	26.1	3.3
Contribution by plan participants	—	1.1	—	0.6
Actuarial gain (loss)	29.5	2.3	15.7	4.3
Benefits paid	(46.9)	(3.8)	(40.9)	(3.5)
Plan amendments	—	—	3.7	—

Benefits obligation at end of year	$512.7	$57.3	$484.3	$52.4

Change in plan assets:
Fair value of plan assets at beginning of year	$354.8	$—	$419.7	$—
Actual return on plan assets	68.8	—	(32.9)	—
Employer contributions	12.9	2.7	10.7	3.2
Plan Participants’ contribution	—	1.1	—	0.6
Benefits and Expenses Paid	(48.9)	(3.8)	(42.7)	(3.8)

Fair value of plan assets at end of year	$387.6	$—	$354.8	$—

Funded Status
Unamortized prior service cost	$4.2	$—	$4.8	$—
Unrecognized net gain or (loss)	$125.8	$3.4	$153.0	$0.5
Remaining net obligation or net asset at initial date of application	$(103.6)	$17.7	$(122.8)	$19.7
Prepaid assets or accrued liabilities	$(98.7)	$(36.2)	$(94.5)	$(32.1)
Intangible asset	$5.2	$—	$6.6	$—
Benefit obligation for nonvested employees	$(3.2)	$—	$(3.0)	$—

Components of net periodic benefit cost
Service cost	$(10.1)	$(2.1)	$(8.7)	$(1.6)
Interest cost	(35.7)	(3.2)	(26.1)	(3.3)
Expected return on plan assets	26.9	—	39.8	—
Amortization of unrecognized incremental obligation or incremental asset	18.0	(2.0)	(0.9)	(2.0)
Amount of recognized gains and losses	(15.5)	0.5	(4.3)	0.5
Amount of prior service cost recognized	(0.7)	—	(0.6)	—

Total net periodic benefit cost	$(17.1)	$(6.8)	$(0.8)	$(6.4)

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

Weighted average assumptions as of December 31,	Pension Benefits 2003	Other Benefits 2003	Pension Benefits 2002	Other Benefits 2002
Discount rate	6.125%	6.125%	6.625%	6.625%
Rate of compensation increase *	4.5%	5.0%	4.5%	5.0%
Expected long-term rate of return on plan assets	10.0%	N/A	10.0%	N/A

*	Pension benefits assume no benefits bearing incentive compensation in 2002 and a 4% rate of compensation increase for those eligible for Incentive Compensation and 5% for all others.

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 6% for 2010 and remain level thereafter.

The Company has multiple non-pension postretirement benefit plans. The health care plans are partially contributory, with participants’ contributions adjusted annually; the life insurance plans are noncontributory. The accounting for the health care plans recognizes the imposition of a cap on employer contributions.

Because of the aforementioned cap on employers contribution, assumed health care cost trend rates do not have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates has an immaterial impact on the amount reported.

The Company’s qualified plan had assets of $387.6 million and $345.8 million at December 31, 2003 and 2002, respectively. The projected benefits obligation and accumulated benefit obligation for the qualified plan were $385.6 million and $354.3 million at December 31, 2003, and $365.2 million and $338.9 million at December 31, 2002, respectively.

The projected benefit obligation and accumulated benefit obligation for the non-qualified Employee Excess Plan, which is unfunded, were $127.0 million and $122.2 million at December 31, 2003 and $121.1 and $119.5 million at December 31, 2002, respectively.

The Company also has a qualified money purchase pension plan covering substantially all career field underwriters. Company contributions of 5% of earnings plus an additional 2% of such earnings in excess of the social security wage base are made each year. At December 31, 2003 and 2002 the fair value of plan assets was $188.2 million and $165.1 million, respectively. For the years ended December 31, 2003 and 2002, the Company contributed $2.2 million and $2.8 million to the plan, respectively.

The Company has an incentive savings plan in which substantially all employees and career field underwriters are eligible to participate. The Company matches employee contributions up to 3% and field underwriter contributions up to 2% of eligible compensation, as defined, and may also make an additional profit sharing contribution for non-officer employees. The Company made employer contributions on these plans of $4.6 million and $4.9 million in 2003 and 2002, respectively. At December 31, 2003 and 2002, the fair value of plan assets was $390.2 million and $331.8 million, respectively.

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

In addition, the Company has two compensation plans for key employees that allow deferral of current compensation, as allowed by New York Insurance Law.

21. Commitments and Contingencies:

Commitments:

MONY Group maintains a syndicated credit facility with banks aggregating $150.0 million. This facility was renewed in July 2003 with a renewal date in July 2004. The purpose of this facility is to provide additional liquidity for any unanticipated short-term cash needs that MONY Group might experience and also to serve as support for MONY Group’s $150 million commercial paper program. In accordance with specified covenants of the facility, MONY Life and its insurance subsidiaries are required to maintain a tangible net worth determined in accordance with Statutory Accounting Practices of not less than $900.0 million and MONY Group is required to maintain (a) a debt to capitalization ratio not to exceed 40%, and (b) cash and cash equivalents, as defined in the credit facility, on a separate company basis equal to the greater of $75.0 million or one and one half years debt service. As of December 31, 2003, MONY Group was in compliance with each of the covenants. MONY Group has not borrowed against the facility since its inception, and did not have any commercial paper outstanding as of December 31, 2003.

At December 31, 2003 the Company had a commitment to issue $0.7 million on a fixed rate agricultural mortgage loan with periodic interest rate resets. The initial interest rate on the mortgage loan was 6.35%. The Company had commitments to issue $94.3 million of fixed and floating rate commercial mortgage loans with pay rates ranging from 3.67% to 8.00% at December 31, 2003. In addition, the Company had commitments to contribute capital to its equity partnership investments on $58.6 million and for one private placement security for $5.0 million with an interest rate of 5.71% at December 31, 2003.

Contingencies:

(i) The Company has guaranteed to certain states that the surplus of MLOA and USFL, wholly owned subsidiaries, will be maintained at amounts at least equal to the minimum surplus required for admission to those states.

(ii) Since late 1995 a number of purported class actions have been commenced in various state and federal courts against MONY Life and MLOA alleging that they engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the early 1980s through the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting MONY Life and MLOA from canceling policies for failure to make required premium payments, imposition of a constructive trust and creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues), as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. MONY Life and MLOA have answered the complaints in each action (except for one being voluntarily held in abeyance). MONY Life and MLOA have denied any wrongdoing and have asserted numerous affirmative defenses.

On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

America), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy’s termination had, an ownership interest in a whole or universal life insurance policy issued by MONY Life and MLOA and sold on an alleged “vanishing premium” basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, MONY Life and MLOA filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts. While most of the cases before the District Court have been held in abeyance pending the outcome in Goshen, in June 2003, the Court granted plaintiffs in two of the constituent cases (the McLean and Snipes cases) leave to amend their complaints to delete all class action claims and allegations other than (in the case of McClean) those predicated on alleged violations of the Massachusetts and Illinois consumer protection statutes. On November 19, 2003, the Court in McClean entered an order granting defendants’ dispositive motion seeking dismissal of the individual claims of the proposed class representatives of the putative state-wide class comprised of Massachusetts purchasers, but denying that motion as to the individual claims of the proposed class representatives of the putative state-wide class of Illinois purchasers only. The order is now on appeal to the United States Court of Appeals for the First Circuit.

On October 21, 1997, the New York State Supreme Court granted MONY Life’s and MLOA’s motion for summary judgment and dismissed all claims filed in the Goshen case against MONY Life and MLOA. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York’s General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class is now limited to New York purchasers only. On July 2, 2002, the New York Court of Appeals affirmed the New York State Supreme Court’s decision limiting the class to New York purchasers. In addition, the New York State Supreme Court has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. On September 25, 2002, in light of the New York Court of Appeals’ decision, MONY Life and MLOA filed a motion to decertify the class with respect to the sole remaining claim in the case. By orders dated April 16, and May 6, 2003, the New York State Supreme Court denied preliminarily the motion for decertification but held the issue of decertification in abeyance pending appeals by plaintiffs in related cases and a hearing on whether the present class, or a modified class, can satisfy the requirements of the class action statute in New York. MONY Life and MLOA have appealed from the denial of their motion for decertification, which appeal is presently pending in the Appellate Division, First Department. MONY intends to defend itself vigorously against the sole remaining claim. There can be no assurance, however, that the present litigation relating to sales practices will not have a material adverse effect on MONY.

(iii) In July 2002, pursuant to a jury verdict, the Company was found liable and ordered to pay a former joint venture partner some of the proceeds distributed to the Company from the disposition of a real estate asset in 1999, which was formerly owned by the joint venture. As a result of the verdict, which the Company appealed, the Company recorded a charge aggregating $12.9 million pre-tax in its results of operations, for the quarter ended June 30, 2002. Approximately, $6.4 million of this charge was reflected in the statement of operations caption entitled “net realized capital losses” because it represents the return of proceeds originally included in the determination of the realized gain recognized by the Company in 1999 upon receipt of the aforementioned distribution. The balance of the charge, which is reflected in the statement of operations under the caption entitled “other income (net)” represented management’s best estimate of the interest that the court will require the Company to pay its former joint venture partner, as well as legal costs. In the first quarter of 2003, the Company settled the litigation for approximately $4.1 million less than the provision previously recorded. Accordingly, during the first quarter of 2003, the Company reversed such overaccrual to income, approximately

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

$2.9 million of which was reflected in the statement of operations caption entitled “net realized capital losses” and $1.2 million which was reflected in the statement of operations under the caption entitled “other income (net)”. The Company’s appeal was subsequently withdrawn.

(iv) Between September 22 and October 8, 2003, ten substantially similar putative class action lawsuits were filed against MONY Group, its directors, AXA Financial and/or AIMA in the Court of Chancery of the State of Delaware in and for New Castle County, entitled Beakovitz v. AXA Financial, Inc., et al., C.A. No. 20559-NC (Sept. 22, 2003); Belodoff v. The MONY Group Inc., et al., C.A. No. 20558-NC (Sept. 22, 2003); Brian v. The MONY Group Inc., et al., C.A. No. 20567-NC (Sept. 23, 2003); Bricklayers Local 8 and Plasterers Local 233 Pension Fund v. The MONY Group Inc., et al., C.A. No. 20599-NC (Oct. 8, 2003); Cantor v. The MONY Group Inc., et al., C.A. No. 20556-NC (Sept. 22, 2003); E.M. Capital, Inc. v. The MONY Group Inc., et al., C.A. No. 20554-NC (Sept. 22, 2003); Garrett v. The MONY Group Inc., et al., C.A. No. 20577-NC (Sept. 25, 2003); Lebedda v. The MONY Group Inc., et al., C.A. No. 20590-NC (Oct. 3, 2003); Martin v. Roth, et al., C.A. No. 20555-NC (Sept. 22, 2003); and Muskal v. The MONY Group Inc., et al., C.A. No. 20557-NC (Sept. 22, 2003).

By order dated November 4, 2003, Vice Chancellor Stephen P. Lamb, to whom the cases had been assigned, consolidated all ten actions under the caption In re The MONY Group Inc., Shareholders Litigation, Consolidated C.A. No. 20554-NC, and ordered plaintiffs to file a consolidated amended complaint. On or about November 5, 2003, plaintiffs filed a Consolidated Class Action Complaint on behalf of a putative class consisting of all MONY Group stockholders, excluding the defendants and their affiliates. The consolidated complaint alleges that the $31.00 cash price per share to be paid to MONY Group stockholders in connection with the proposed merger is inadequate and that MONY Group’s directors breached their fiduciary duties in negotiating and approving the merger agreement by, among other things, (i) failing to maximize stockholder value, (ii) improperly diverting merger consideration from MONY Group’s stockholders to MONY Group’s management by amending and extending management’s CIC agreements, (iii) failing to comply with Delaware law in determining the “fair value” of MONY Group’s stock and (iv) disseminating incomplete and inaccurate information regarding the proposed merger. The consolidated amended complaint alleges that AXA Financial and AIMA aided and abetted the alleged breaches of fiduciary duty by MONY Group and its directors. The complaint seeks various forms of relief, including damages and injunctive relief that would, if granted in its entirety, prevent completion of the merger. Defendants served and filed their answers to the consolidated amended complaint on December 29, 2003.

In addition, MONY Group, its directors and AXA Financial have been named in two putative class action lawsuits filed in New York State Supreme Court in Manhattan, entitled Laufer v. The MONY Group, et al., Civ. No. 602957-2003 (Sept. 19, 2003) and North Border Investments v. Barrett, et al., Civ. No. 602984-2003 (Sept. 22, 2003). The complaints in these actions contain allegations substantially similar to those in the original consolidated complaint in the Delaware cases, and likewise purport to assert claims against MONY Group and its directors for breach of fiduciary duty and against AXA Financial for aiding and abetting a breach of fiduciary duty. The Laufer and North Border complaints also seek various forms of relief, including damages and injunctive relief that would, if granted, prevent the completion of the merger. On December 29 and 30, 2003, respectively, defendants served their answers to the Laufer and North Border complaints. MONY Group has denied the material allegations of the complaints and intends to vigorously defend the actions.

Subsequent Events —

On January 16, 2004, after the filing and mailing of the definitive proxy statement on January 8, 2004, plaintiffs sought and were granted leave to further amend their complaint to include additional allegations

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

relating to the accuracy and/or completeness of information provided by MONY Group in such proxy statement. Thereafter, plaintiffs requested a hearing on their motion for a preliminary injunction to enjoin the stockholder vote which had been scheduled to occur at the special meeting on February 24, 2004. A hearing on plaintiffs’ motion for a preliminary injunction was held on February 13, 2004. By order dated March 1, 2004, and an opinion released on February 17, 2004, Vice Chancellor Lamb granted plaintiffs’ motion to the limited extent of enjoining MONY Group from proceeding with the special meeting until MONY Group provides supplemental disclosure to its stockholders relating to the amount of the benefits that the MONY Group executives would receive under the CIC agreements relative to the amounts received by executives in the other transactions the independent directors and their advisors had considered at least ten days before the special meeting. Vice Chancellor Lamb otherwise rejected plaintiffs’ arguments in support of an injunction based on the directors’ purported breach of fiduciary duty, the associated aiding and abetting claims and plaintiffs’ other disclosure claims.

On March 9, 2004, plaintiffs filed a second amended complaint which included, among other things, allegations that (i) the MONY Group board of directors’ decision to reschedule the special meeting and set a new record date reflects an attempt by MONY Group to manipulate the vote by disenfranchising its long-term stockholders, (ii) MONY Group selectively communicated its intent to change the record date to certain investors so as to enable them to acquire voting power prior to the public announcement of the new record date, (iii) the press release issued in connection with the board’s decision to reschedule the meeting and record dates was materially false and misleading in that it failed to disclose and/or misrepresented the manipulation of the voting process and the true reason for the changing of such dates and (iv) the rescheduling of the meeting and record dates constitutes a breach of fiduciary duty by the MONY Group defendants. The second amended complaint seeks an order directing that MONY Group reinstate the record date of January 2, 2004 or, alternatively, denying voting power with respect to MONY Group shares allegedly purchased with knowledge of the prospect of a new record date.

(v) On February 3, 2004, MONY Group commenced an action in the United States District Court for the Southern District of New York, entitled The MONY Group Inc. v. Highfields Capital Management LP, Longleaf Partners Small-Cap Fund and Southeastern Asset Management, No. 04 Civ. 00916. MONY Group’s complaint alleges, among other things, that: (i) the furnishing by defendants, in solicitation materials sent to MONY Group’s stockholders, of a duplicate copy of MONY Group’s proxy voting card, without first filing a proxy statement and making the requisite disclosures in connection therewith, violates the federal proxy rules; (ii) certain of defendants’ solicitation materials contained false and misleading statements; and (iii) the defendants are acting as members of a “group” under Section 13(d) of the Securities Exchange Act and the rules promulgated thereunder in opposing the proposed merger, requiring the defendants to make certain securities filings and disclosures regarding their holdings, plans and intentions before engaging in a solicitation of MONY Group’s stockholders.

Subsequent Events —

Based on the first of these allegations, on February 3, 2004, Judge Loretta Preska granted MONY Group’s request for a temporary restraining order and prohibited defendants from enclosing any proxy voting card, including a duplicate copy of MONY Group’s proxy voting card, in their solicitation materials, pending a determination on whether a preliminary injunction should be issued. By order dated February 11, 2004, Judge Richard Holwell denied MONY Group’s motion for a preliminary injunction and dissolved the temporary restraining order. Later that day, MONY Group filed a notice of appeal from Judge Holwell’s order and made an emergency application to the United States Court of Appeals for the Second Circuit, seeking an expedited appeal from the denial of the preliminary injunction, as well as stay of Judge Holwell’s order dissolving the temporary

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

restraining order or a preliminary injunction pending appeal. A single judge of the Second Circuit denied MONY Group’s request for a stay or injunction pending appeal, but the Court granted MONY Group’s motion for an expedited appeal, which is now pending.

On February 20, 2004 defendants Southeastern Asset Management and Longleaf Partners Small-Cap Fund served a joint answer to the complaint. Discovery in the litigation is currently proceeding with respect to MONY Group’s 13(d) and proxy disclosure claims.

(vi) In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages) in connection with its business. In the opinion of management of the Company, resolution of contingent liabilities, income taxes and other matters will not have a material adverse effect on the Company’s statutory surplus or results of operations.

22. Leases:

The Company leases office space, furniture and equipment, and electronic data processing equipment under various noncancelable operating lease agreements that expire through December 31, 2016. Rental expense for 2003 and 2002 was approximately $26.9 million, and $31.0 million, respectively.

During 1997, the Company entered into a 17-year lease with the New York City Industrial Development Agency (“NY IDA”). NY IDA issued bonds to MLOA on behalf of the Company, related to the Company’s consolidation of site locations to New York City. At December 31, 2003, IDA bonds outstanding were $1.2 million. NY IDA will use the lease payments to make principal and interest payments to the bondholder. Lease payments for NY IDA were $0.2 million for both 2003 and 2002.

The future minimum rental obligations under these leases at December 31, 2003 are as follows:

(in millions)
2003	$28.5
2004	25.2
2005	23.0
2006	21.3
2007	20.0
Later years	86.2

Total	$204.2

23. Separate Accounts:

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

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

guaranteed interest rate is re-established each year based on the investment experience of the separate account. The assets and liabilities of these separate accounts are carried at book value.

Information regarding the separate accounts of the Company is as follows (in millions):

		Nonindexed Guarantee less than/equal to 4%	Non-guaranteed Separate Accounts	Total
1.	Premiums, considerations or deposits for year ended 12/31/2003	$—	$198.9	$198.9

2.	Reserves at 12/31/2003
	1. For accounts with assets at:
	a. Market value	$—	$1,290.6	$1,290.6
	b. Amortized cost	10.5	—	10.5

	c. Total reserves	$10.5	$1,290.6	$1,301.1

3.	By withdrawal characteristics:
	At book value without MV adjustment and current surrender charge of 5% or more	$0.4	$—	$0.4
	At market value	—	604.5	604.5
	At book value without MV adjustment and with current surrender charge of less than 5%	0.5	—	0.5

	Subtotal	0.9	604.5	605.4
	Not subject to discretionary withdrawal	9.6	686.1	695.7

	Total	$10.5	$1,290.6	$1,301.1

24. Premiums and Annuity Considerations Deferred and Uncollected:

Deferred and uncollected life insurance premiums and annuity considerations as of December 31, 2003 and 2002 were as follows (in millions):

	2003		2002
	Gross	Net of Loading	Gross	Net of Loading
Ordinary new business	$1.3	$0.8	$1.8	$0.8
Ordinary renewal	116.3	115.2	124.9	123.3
Group Life	1.9	1.9	1.7	1.7
Group Annuity	0.1	0.0	0.1	0.0

Totals	$119.6	$117.9	$128.5	$125.8

25. Implications of the Events of September 11th:

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

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The assets, liabilities, income and expenses relating to the Closed Block have been included within the appropriate captions in the statement of admitted assets, liabilities, capital and surplus at December 31, 2003 and 2002, and statement of operations and capital and surplus and statement of cash flows for the years ended December 31, 2003 and 2002. The assets and liabilities allocated to the Closed Block are recorded in the Company’s financial statements at their historical carrying values. The carrying value of the assets allocated to the Closed Block are less than the carrying value of the Closed Block liabilities at the Plan Effective Date. The excess of the Closed Block liabilities over the Closed Block assets at the Plan Effective Date represents the total estimated future post-tax contribution expected to emerge from the operation of the Closed Block, which will be recognized in the Company’s income over the period the policies and the contracts in the Closed Block remain in force.

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

MONY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

In addition, MONY Life has undertaken to reimburse the Closed Block from its general account assets outside the Closed Block for any reduction in principal payments due on the Series A Notes (which have been allocated to the Closed Block) pursuant to the terms thereof, as described in Note 17. Since the Closed Block will be funded to provide for payment of guaranteed benefits and the continuation of current payable dividends on the policies included therein, it will not be necessary to use general funds to pay guaranteed benefits unless the Closed Block Business experience very substantial ongoing adverse experience in investment, mortality, persistency or other experience factors. The Company regularly (at least quarterly) monitors the experience from the Closed Block and may make changes to the dividend scale, when appropriate, to ensure that the profits are distributed to the Closed Block policyholders in a fair and equitable manner.

Balance sheet information for the Closed Block as of December 31, 2003 and 2002 is summarized as follows (in millions):

	2003	2002
Bonds	$4,099.9	$3,886.8
Mortgage loans on real estate	602.8	633.4
Real Estate	10.7	8.3
Policy loans	1,078.0	1,119.0
Cash and short-term investments	33.6	59.2
Net deferred tax assets	79.2	80.4
Other assets	208.5	209.7

Total Closed Block Assets	$6,112.7	$5,996.8

Life insurance and annuity reserves	6,764.7	6,720.6
Other liabilities	546.9	545.8

Total Closed Block Liabilities	$7,311.6	$7,266.4

27. Reserving for Guaranteed Minimum Death Benefits:

The Company has sold variable annuity contracts containing guaranteed minimum death benefits (“GMDB’s”) that reduce on a dollar-for-dollar basis when a partial withdrawal occurs. There has been ambiguity as to the correct interpretation and application of Actuarial Guideline XXXIII, “Determining CARVM Reserves for Annuity Contracts with Elective Benefits” (AG XXXIII) and Actuarial Guidelines XXXIV, “Variable Annuity Minimum Guaranteed Death Benefit Reserves” (AG XXXIV) in determining statutory reserves for these products. In the fourth quarter of 2003 an interim measure in the form of an amendment to AG XXXIV was adopted to clarify reserve methodology. Except as noted below, in calculating the GMDB reserves for these variable annuity contracts under AG XXXIV, the Company does not consider the potential benefit stream where all policyholders immediately elect to maximize partial withdrawals under these policies. This is consistent with the method applied in the prior year.

The interim measure provides that reserve calculations need not reflect future partial withdrawals and adds an asset adequacy requirement. For contracts subject to AG XXXIV the total reserve held is subject to asset adequacy analysis wherein all guarantees must be analyzed.

At the time of the issuance of these financial statements, neither the NAIC nor the New York State Insurance Department, which is ultimately responsible for determining the appropriate reserving methods for statutory financial statements of New York domiciled insurance companies, has provided specific guidance as to the correct interpretation of AG XXXIII and AG XXXIV with respect to GMDB reserves required for variable annuity contacts containing dollar-for-dollar withdrawal provisions. However, the New York State Insurance

Department has had discussions with the insurance industry by way of conference calls with the Life Insurance Council of New York (“LICONY”), a life insurance industry trade association, to discuss their concern with the risk.

Although ambiguity exists, alternative interpretations of AG XXXIII and AG XXXIV, under which contractholders are assumed to immediately maximize partial withdrawals, could result in an increase in reserves that would be significantly in excess of current reserves.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including MONY Holdings’ President and Chief Financial Officer, of the effectiveness of MONY Holdings’ disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003. Based upon this evaluation, the President and Chief Financial Officer concluded that these disclosure controls and procedures were effective. No change in MONY Holdings’ internal control over financial reporting was identified in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, MONY Holdings’ internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is omitted pursuant to General Instruction I to Form 10-K.

Item 11. Executive Compensation

The information required by this Item is omitted pursuant to General Instruction I to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is omitted pursuant to General Instruction I to Form 10-K.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is omitted pursuant to General Instruction I to Form 10-K.

Item 14. Principal Accountant Fees and Services

MONY Holdings is a limited liability company wholly-owned by MONY Group. As such, MONY Holdings is managed by MONY Group, its sole member. Accordingly, MONY Holdings has not constituted an audit committee. MONY Group’s Audit Committee Charter requires that MONY Group’s Audit Committee (the “Audit Committee”) approve in advance all audit and non-audit work performed by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”). Such pre-approval may be given by the chairman of the Audit Committee, with notice to the full Audit Committee at its next meeting.

The following table presents fees for professional audit services billed to MONY Group by PricewaterhouseCoopers for the years ended December 31, 2003 and 2002, as well as fees billed to MONY

Group for other services rendered by PricewaterhouseCoopers during those periods. The table excludes all fees related to The Advest Group, Inc., a direct subsidiary of MONY Group. Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

	For the Years Ended December 31,
	2003	2002
	($ in millions)
Audit Fees (1)	$2.5	$2.7
Audit Related Fees (2)	0.8	0.2
Tax Fees (3)	0.5	0.1
All Other Fees (4)	0.2	2.8

Total	$4.0	$5.8

(1)	Audit Fees consist of the aggregate billed or to be billed by PricewaterhouseCoopers for professional services rendered for the audit of the consolidated MONY Group annual financial statements, the review of consolidated MONY Group financial statements included in the MONY Group’s Quarterly Reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements.
(2)	Audit Related Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements of MONY Group. The nature of the services performed includes fees related to the execution of audits and attest services not required by statute or regulations, due diligence related to mergers, acquisitions, and investments, and consultations concerning financial accounting and reporting standards.
(3)	Tax Fees consist of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers for tax compliance, tax advice, and tax planning.
(4)	All Other Fees consist principally of business planning strategy and anti-money laundering projects.

The Audit Committee has determined that the non-audit services performed by PricewaterhouseCoopers for the Company in 2003 were compatible with the maintenance of PricewaterhouseCoopers’ independence in the conduct of its auditing functions.

The engagement of PricewaterhouseCoopers for non-audit accounting and tax services performed for the MONY Group is limited to those instances in which such services are considered integral to the audit services that it provides or in which there is another compelling rationale for utilizing its services.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Report:

(1) Financial Statements.

See “Index to Consolidated Financial Statements” included at page 113 hereto.

(2) Exhibits.

(a) The exhibits are listed in the Exhibit Index that begins on page E-1.

(b) Reports on Form 8-K.

None.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Formation of MONY Holdings, LLC, dated February 27, 2002.(1)

3.2	Limited Liability Company Agreement of MONY Holdings, LLC, dated April 1, 2002.(1)

4.1	Indenture, dated as of April 30, 2002, among MONY Holdings, LLC, Ambac Assurance Corporation, The MONY Group Inc. and Bank One Trust Company, N.A., as trustee.(1)

4.2

Exchange and Registration Rights Agreement, dated as of April 30, 2002, by and among MONY Holdings, LLC, MONY Life Insurance Company and the Purchasers named therein, relating to the Registrant’s Series A Floating Rate Insured Notes due January 17, 2017.(1)

4.3	Purchase Agreement, dated as of April 24, 2002, among MONY Holdings, LLC, MONY Life Insurance Company and the Purchasers named therein.(1)

4.4	Global Series B Floating Rate Insured Notes due 2017.(1)

4.5	Financial guaranty insurance policy of Ambac Assurance Corporation, dated April 30, 2002, insuring payment of scheduled principal and interest on the exchange notes.(1)

4.6

Insurance Agreement, dated as of April 30, 2002, among MONY Holdings, LLC, The MONY Group Inc., MONY Life Insurance Company, Ambac Assurance Corporation and Bank One Trust Company, N.A., as trustee.(1)

10.1	International Swap Dealers Association Master Agreement, dated April 30, 2002 between MONY Holdings and Ambac Financial Services.(1)

10.2	Schedule I to the International Swap Dealers Association Master Agreement, dated April 30, 2002.(1)

10.3	Confirmation under the International Swap Dealers Association Master Agreement, dated April 30, 2002.(1)

10.4	Swap Insurance Policy, number CPP01147BE, dated April 30, 2002, issued by Ambac Assurance Corporation.(1)

10.5	Swap Insurance Policy, number SWLP0147BE, dated April 30, 2002, issued by Ambac Assurance Corporation.(1)

10.6	Asset Transfer and Acquisition Agreement by and among The Mutual Life Insurance Company of New York, AEGON USA, Inc. and AUSA Life Insurance Company, Inc., dated as of December 31, 1993.(1)

10.7	Ongoing Businesses Tax Agreement, dated as of April 30, 2002, between The MONY Group Inc. and MONY Holdings, LLC.(1)

10.8	Closed Block Business Tax Agreement, dated as of April 30, 2002, between The MONY Group Inc. and MONY Holdings, LLC.(1)

10.9	Investment Management Agreement, dated as of April 30, 2002, between MONY Holdings, LLC and MONY Capital Management, Inc.(1)

10.10	Investment Policy for the Surplus and Related Assets Portfolio.(1)

10.11	Investment Policy for the Debt Service Coverage Account.(1)

21.1	Subsidiaries of MONY Holdings, LLC.*

31.1	Certification of Kenneth Levine pusuant to Section 302 of the Sarbanes-Oxley Act of 2002**

E-1

Exhibit No.	Description

31.2	Certification of Richard Daddario pusuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Kenneth Levine pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Richard Daddario pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	The Mutual Life Insurance Company of New York Closed Block Memorandum.(2)

99.2

Milliman USA Report on the Sensitivity Analysis of the Closed Block Prepared for MONY Life Insurance Company For Inclusions in an Offering Circular Related to the Issuance of Intermediate Holding Company Debt.(2)

99.3	PricewaterhouseCoopers LLP Statement of Actuarial Opinion.(2)

*	This Exhibit is omitted pursuant to General Instruction I(2)(b).
**	Filed herewith
(1)	Incorporated herein by reference to the exhibit of the same number referenced in Amendment No. 4 to MONY Holdings, LLC’s Registration Statement on Form S-4 (Registration Number 333-96595).
(2)	Incorporated herein by reference to applicable Appendices A, B, or C included in Amendment No. 4 to MONY Holdings, LLC’s Registration Statement on Form S-4 (Registration Number 333-96595).

E-2

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

Date: April 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ KENNETH LEVINE Kenneth Levine	President (Principal Executive Officer)	April 14, 2004

/s/ RICHARD DADDARIO Richard Daddario	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 14, 2004

S-1